Form 10-Q
period 1996-06-30
ZEUS ENTERPRISES INC
filed 1996-07-30
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended              June 30, 1996
                                   ---------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to

Commission File Number              33-55254-14


                           PACIFIC FOREST CORPORATION
                           --------------------------
                        (Formerly Zeus Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

                NEVADA                                   87-0438451
 --------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation      (IRS Employer Identification
         or organization)                                    Number)

1800 East Sahara, Suite 107
Las Vegas, Nevada                                         89104
- ---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (702) 792-7480
                                                    ---------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


          Class                             Outstanding as of July 1, 1996
- ----------------------------          ------------------------------------
    CLASS A COMMON STOCK                          1,245,000 shares
      Par Value $0.001

                         PART I - FINANCIAL INFORMATION
- -------------------------------------------------------------------------------

                          Item 1. Financial Statements
- -------------------------------------------------------------------------------


Financial Statements                                                      Page

Consolidated Balance Sheets as at December 31, 1995 and
     June 30, 1996                                                        F-1

Consolidated Statements of Operations for the quarter ending
     June 30, 1996                                                        F-2

Consolidated Statement of Shareholders' Equity for the period
     from April 16, 1986 to June 30, 1996                                 F-3

Consolidated Statements of Cash Flows for the quarter ending
     June 30, 1996                                                        F-4

Selected Notes to Consolidated Financial Statements                       F-5

- -------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
- -------------------------------------------------------------------------------


Results of Operations

During the quarter ended June 30, 1996, the Company acquired 67% of the issued and outstanding capital of Pacific Crown (Fiji) Limited, subsequently renamed Pacific Forest (Fiji) Limited, a Fijian based operating company. Pacific Forest
(Fiji) Limited was acquired towards the end of June, from Chancellor Investments A.V.V., a related party, for the issuance of 100,000 shares, valuing the acquisition at approximately $430,000. A subsequent issue of 45,000 shares was made for debts of the Fijian company totaling approximately $393,000.

As there was no operating business in the Company prior to the acquisition of Pacific Forest (Fiji) at the end of the quarter, the results for the quarter and six months to June 30 do not accurately reflect the activities of the Company. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

During the balance of the fiscal year, it is envisaged that the Company will continue to incur costs and make losses while it establishes its timber milling operation in Fiji. The nature of the losses, therefore, is not operational, but associated with the establishment of the mill. The result will be a timber mill easily capable of producing 1,300 Cubic Yards of sawn timber per month.

Liquidity and Capital Resources

The Balance Sheet as at June 30 reflects the assets and liabilities following the acquisition of Pacific Forest (Fiji). The Current Assets and Current Liabilities are immaterial at this stage, reflecting the fact that operations have yet to commence.

Non Current Assets include the accumulation of costs with the acquisition and establishment of a timber mill on the Fijian island of Vanua Levu. It is estimated that the costs of completion of the mill and initial working capital will be of the order of $750,000 which will be funded on a pro-rata basis through Chancellor Group, Inc., a company associated with Company President, Neil Green, and two other shareholders.

Under this arrangement, funding has already been provided amounting to $178,833, shown as Non Current Liabilities, which will be repaid through an issue of shares.

Subject to negotiations with the holders of the 33% of Pacific Forest (Fiji) not already owned, being local Fijian landowners (Mataqali), and with the Fiji Trade and Investment Board (FTIB) and Suva Stock Exchange, the Company intends to acquire the remaining shares at a cost of $2,000,000 paid through the issuance of shares. It is intended that these shares will be listed for trading on the Suva Stock Exchange.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

Foreign Currency Exposure

At this time, the Company's exposure to Foreign Currency fluctuation is minimal, related only to movements in the value of assets, with an offsetting movement in liabilities. Once in production, at least 90% of the Company's revenue will be denominated in US dollars, with costs and expenses in Fijian Dollars.

Over time, the value of the Fijian Dollar tends to track the US Dollar, minimizing fluctuations. Risk is estimated to be small.

Exchange Rate

The Exchange Rate at June 30, 1996 was: $US1.00 = $FJD1.40

                           PART II - OTHER INFORMATION
- -------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
- -------------------------------------------------------------------------------


(a)  The following exhibits are included in this filing:

     Acquisition / Exchange Agreement                                 Page E-1
     Financial Data Schedule

(b)  Reports on Form 8-K - Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PACIFIC FOREST CORPORATION



By:     s/ Neil Alan Green
       Neil Alan Green, President

Dated:     July 25, 1996

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                 6/30/96
                                                                                     (Unaudited)            12/31/95
                                                                                  -----------------     -----------------
CURRENT ASSETS
     Cash                                                                         $          10,414     $          50,000
     Accounts receivable                                                                      5,030                   -0-
     Prepaid expenses                                                                        40,143                   -0-
     Loans receivable - related parties                                                       1,106                   -0-
                                                                                  -----------------     -----------------
                                                          TOTAL CURRENT ASSETS               56,693                50,000

PROPERTY, PLANT, AND EQUIPMENT
     Buildings                                                                               21,429                   -0-
     Plant and equipment                                                                    775,350                   -0-
     Vehicles                                                                                 5,005                   -0-
     Accumulated depreciation                                                               (47,604)                  -0-
                                                                                  -----------------     -----------------
                                            NET PROPERTY, PLANT, AND EQUIPMENT              754,180                   -0-

OTHER ASSETS
     Timber rights                                                                            2,143                   -0-
     Loan - related party                                                                     3,184                   -0-
                                                                                              5,327                   -0-
                                                                                  -----------------     -----------------
                                                                                  $         816,200     $          50,000
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                                                             $           3,725     $             -0-
                                                                                  -----------------     -----------------

                                                     TOTAL CURRENT LIABILITIES                3,725                   -0-

LONG-TERM LIABILITIES
     Loans payable - related parties                                                        223,584                   -0-
                                                                                  -----------------     -----------------
                                                                                            223,584                   -0-
                                                                                  -----------------     -----------------
                                                             TOTAL LIABILITIES              227,309                   -0-

Minority interest in subsidiary                                                              49,000                   -0-

SHAREHOLDERS' EQUITY Common stock par value $.001:
         100,000,000 shares authorized; 1,245,000 shares issued
         (1,100,000 at 12/31/95)                                                              1,245                 1,100
     Additional paid-in capital                                                             730,758                50,900
     (Deficit) accumulated during development stage                                        (192,112)               (2,000)
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY              539,891                50,000
                                                                                  -----------------     -----------------

                                                                                  $         816,200     $          50,000
                                                                                  =================     =================


See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96
                                               -------------  -------------  -------------   -------------  -------------
Income                                         $         -0-  $         -0-  $         -0-   $         -0-  $         -0-

General and administrative expenses                      971            -0-            971             -0-          2,971
                                               -------------  -------------  -------------   -------------  -------------
                                                         971            -0-            971             -0-          2,971
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                       (971)           -0-           (971)            -0-         (2,971)

PROVISION FOR INCOME TAXES                               -0-            -0-            -0-             -0-            -0-
                                               -------------  -------------  -------------   -------------  -------------
                         NET INCOME (LOSS)     $        (971) $         -0-  $        (971)  $         -0-  $      (2,971)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted
       average common share
       outstanding                             $        (.00) $         .00  $        (.00)  $         .00
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,103,187      1,000,000      1,101,593       1,000,000
                                               =============  =============  =============   =============



See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         Period from April 16, 1986 (Date of Inception) to June 30, 1996
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                             Common Stock               Additional           During
                                                           Par Value $0.001               Paid-in          Development
                                                         Shares         Amount            Capital             Stage
                                                     -------------   -------------  -----------------   -----------------
Balances at 4/16/86 (Date of Inception)                        -0-   $         -0-  $             -0-   $             -0-
   Issuance of common stock (restricted) at $.002
     per share at 4/16/86                                1,000,000           1,000              1,000                 -0-
Net loss for period                                                                                                (1,950)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/86                                     1,000,000           1,000              1,000              (1,950)
Net loss for year                                                                                                     (10)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/87                                     1,000,000           1,000              1,000              (1,960)
Net loss for year                                                                                                     (10)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/88                                     1,000,000           1,000              1,000              (1,970)
Net loss for year                                                                                                     (10)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/89                                     1,000,000           1,000              1,000              (1,980)
Net loss for year                                                                                                     (10)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/90                                     1,000,000           1,000              1,000              (1,990)
Net loss for year                                                                                                     (10)
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/91                                     1,000,000           1,000              1,000              (2,000)
Net loss for year                                                                                                     -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/92                                     1,000,000           1,000              1,000              (2,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/93                                     1,000,000           1,000              1,000              (2,000)
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/94                                     1,000,000           1,000              1,000              (2,000)
   Issuance of common stock (restricted) at $.50
     per share at 9/12/95                                  100,000             100             49,900
Net income for year                                                                                                   -0-
                                                     -------------   -------------  -----------------   -----------------

Balances at 12/31/95                                     1,100,000           1,100             50,900              (2,000)
   Issuance of common stock (restricted) at $.9796
     per share to acquire subsidiary at 6/28/96            100,000             100            287,001            (189,141)
   Issuance of common stock (restricted) at $8.73
     per share to retire debt of subsidiary at 6/28/96      45,000              45            392,857
Net loss for period                                                                                                  (971)
                                                     -------------   -------------  -----------------   -----------------
Balances at 6/30/96                                      1,245,000   $       1,245  $         730,758   $        (192,112)
                                                     =============   =============  =================   =================


See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/96         6/30/95        6/30/96        6/30/95       to 6/30/96
                                               -------------  -------------  -------------   -------------  -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                  $        (971) $         -0-  $        (971)  $         -0-  $      (2,971)
     Adjustments to reconcile net (loss)
       to net cash required by operating
       activities:
         Amortization                                    -0-            -0-            -0-             -0-             50
     Changes in assets:
         Prepaid expenses                            (40,000)           -0-        (40,000)            -0-        (40,000)
                                               -------------  -------------  -------------   -------------  -------------
                                                     (40,000)           -0-        (40,000)            -0-        (39,950)
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH REQUIRED BY
                      OPERATING ACTIVITIES           (40,971)           -0-        (40,971)            -0-        (42,921)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Organization costs                                  -0-            -0-            -0-             -0-            (50)
     Cash acquired from subsidiary                     1,385            -0-          1,385             -0-          1,385
                                               -------------  -------------  -------------   -------------  -------------

                      NET CASH PROVIDED BY
                      INVESTING ACTIVITIES             1,385            -0-          1,385             -0-          1,335

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Stock sold                                          -0-            -0-            -0-             -0-         52,000
                                               -------------  -------------  -------------   -------------  -------------

                     NET CASH PROVIDED BY
                      FINANCING ACTIVITIES               -0-            -0-            -0-             -0-         52,000
                                               -------------  -------------  -------------   -------------  -------------


                   NET INCREASE (DECREASE)
                                   IN CASH           (39,586)           -0-        (39,586)            -0-         10,414

CASH AT BEGINNING OF PERIOD                           50,000            -0-         50,000             -0-            -0-
                                               -------------  -------------  -------------   -------------  -------------

                     CASH AT END OF PERIOD     $      10,414  $         -0-  $      10,414   $         -0-  $      10,414
                                               =============  =============  =============   =============  =============


SUPPLEMENTAL FINANCING ACTIVITIES
     During the period ended June 30, 1996, the Company issued 100,000 shares of restricted common stock to acquire a subsidiary with net assets of $147,005 at market value. The Company also issued 45,000 shares of its restricted common stock to retire a debt owed by its subsidiary in the amount of $392,902.



See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated balance sheets and statements of cash flows and shareholders' equity as of June 30, 1996 include the accounts of the Company and its 66.7% owned subsidiary Pacific Forest (Fiji) Limited. The statements of operations are for the Company only. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Cash and Cash Equivalents
All short term investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents primarily include cash on hand and amounts on deposit with financial institutions.

Dividend Policy
The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes
The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable.

At December 31, 1995 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

       Year Ended                       Expires                   Amount
  -----------------------     --------------------------     -----------------
    December 31, 1986              December 31, 2001         $           1,950
    December 31, 1987              December 31, 2002                        10
    December 31, 1988              December 31, 2003                        10
    December 31, 1989              December 31, 2004                        10
    December 31, 1990              December 31, 2005                        10
    December 31, 1991              December 31, 2006                        10
                                                             -----------------
                                                             $           2,000
                                                             =================

Trading Securities
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  June 30, 1996



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated to US dollars at the exchange rate at the balance sheet date. Income statement items are translated at an average currency exchange rate. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

NOTE 2:           DEVELOPMENT STAGE COMPANY

The Company was incorporated under laws of the State of Utah on April 16, 1986 and has been in the developmental stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. The Company intends to operate in the industry of promoting and developing timber plantations, and harvesting, milling and exporting timber resources through its subsidiary Pacific Forest (Fiji) Limited, a Fijian company.

NOTE 3:           CAPITALIZATION

On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. On September 12, 1995, the Company sold an additional 100,000 shares of its common stock to Capital General Corporation for $50,000 cash for an average consideration of $.50 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value. On June 28, 1996, the Company sold 100,000 shares for its common stock for $430,000 for an average consideration of $4.30 per share for the acquisition of the Fijian subsidiary. On June 28, 1996, the Company sold 45,000 shares of its common stock for $393,000 for an average consideration of $8.73 to settle debts of the Fijian subsidiary.

NOTE 4:           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

NOTE 5:           RELATED PARTY TRANSACTIONS

The Company utilizes space on a rent-free basis in the Sydney and New York offices of its principal shareholder, Chancellor Australia Pty Ltd. This arrangement is expected to continue. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  June 30, 1996



NOTE 6:           ACQUISITION OF SUBSIDIARY

On June 28, 1996 the Company issued 100,000 shares of its common stock to acquire 67% of the issued and outstanding capital of Pacific Crown (Fiji) Ltd., subsequently renamed Pacific Forest (Fiji) Limited, in a transaction accounted for under the purchase method of accounting.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                           Year            Six Months
                                                                                           ended              ended
                                                                                         12/31/95            6/30/96
                                                                                    -----------------   -----------------
Operating Revenue                                                                   $             -0-   $             -0-

Cost of Sales                                                                                     -0-                 -0-

                                                               GROSS PROFIT (LOSS)                -0-                 -0-

General and Administrative expenses                                                           136,403              53,709
                                                                                    -----------------   -----------------

                                                                                              136,403              53,709
                                                                                    -----------------   -----------------

                                                 INCOME (LOSS) BEFORE INCOME TAXES           (136,403)            (53,709)

PROVISION FOR INCOME TAXES                                                                        -0-                 -0-
                                                                                    -----------------   -----------------
                                                                 NET INCOME (LOSS)  $        (136,403)  $         (53,709)
                                                                                    =================   =================

INCOME (LOSS) PER COMMON SHARE
   Net income (loss) per weighted average common share
     outstanding                                                                    $            (.11)  $            (.04)
                                                                                    =================   =================

Weighted average number of common shares outstanding                                        1,200,000           1,200,000
                                                                                    =================   =================

ACQUISITION / EXCHANGE AGREEMENT

THIS ACQUISITION / EXCHANGE AGREEMENT (this "Agreement"), is entered into this 28th day of June, 1996

BETWEEN:

PACIFIC FOREST CORPORATION, a Nevada corporation of 1800 E. Sahara, Suite 107, Las Vegas, Nevada 89104 USA ("Pacific")

AND:

CHANCELLOR INVESTMENTS A.V.V., (a shareholder of PACIFIC CROWN (FIJI) LIMITED), a corporation incorporated in Aruba, of Dominicanessen straat 22, Oranjestad, Aruba ("Chancellor")

                                    Premises

A. Pacific is a corporation existing under the laws of the state of Nevada, having been incorporated on December 30, 1993.

B. Pacific Crown (Fiji) Limited is a corporation existing under the laws of Fiji having been incorporated on April 7, 1995 ("PCFL").

C. Chancellor Investments A.V.V., a shareholder of PCFL owns 67% of the issued and paid up capital of PCFL.

D. The parties have negotiated a transaction whereby all of the shares of PCFL owned by Chancellor will be exchanged for similar shares of common stock of Pacific based on the terms and conditions of this Agreement.

E. The parties have reached agreement as to the business terms of the transaction and desire to set forth in this Agreement the details thereof.

                                    Agreement

NOW, THEREFORE, on the stated premises, which are incorporated herein by reference, and for and in consideration of the mutual covenants and agreements hereinafter set forth, the mutual benefits to the parties to be derived herefrom, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, it is hereby agreed as follows:

                                    ARTICLE 1
                              Acquisition/Exchange

Section 1.01          The Acquisition/Exchange.

At Closing, as herein defined, and subject to all the terms, covenants, and conditions set forth in this Agreement, Pacific hereby agrees to issue and deliver to Chancellor a certificate or certificates representing 100,000 shares of Pacific Exchanged Stock, and Chancellor agrees to assign, transfer, and deliver to Pacific, free and clear of any and all liens, pledges, encumbrances, charges, restrictions, or claims of any kind, nature, or description, certificates representing shares of the issued and outstanding capital stock of PCFL held by Chancellor, constituting 67% of the issued and outstanding voting capital stock of PCFL prior to the Closing, so that 6,000 shares of PCFL shall be exchanged for 100,000 shares of Pacific Exchanged Stock, as herein defined.

Section 1.02          Adjustments to Exchange Ratio.

For all relevant purposes of the Acquisition/Exchange of PCFL Stock, the number of shares of Pacific Exchanged Stock to be issued and delivered pursuant to this Agreement shall be approximately adjusted to take into account any issue of Pacific Exchanged Stock which may occur between the date of the execution of this Agreement and the date of delivery of such shares.

Section 1.03          Closing.

The closing ("Closing") of the transactions contemplated by this Agreement shall be on a date and at such time and place as the parties may agree ("Closing Date"), within the thirty (30) day period commencing with the last to occur of the following;

     (a) The final date prescribed by any state or federal regulatory agency pursuant to any state or federal law, rule, or regulation prior to which the transactions may not be effectuated; and

     (b)  The satisfaction of all other conditions precedent to Closing.

Section 1.04          Closing Events

     (a)  Pacific's   Deliveries.   Subject  to  fulfilment  or  waiver  of  the
          conditions   set  forth  in  Article  VI,  Pacific  shall  deliver  to
          Chancellor at Closing all the following:

          (i) Certificate of good standing from the appropriate authorities, issued as of a date within sixty days prior to the Closing Date, certifying that Pacific is in good standing as a corporation in the state of Nevada;

          (ii) Incumbency and specimen signature certificates dated the Closing Date with respect to the officers of Pacific executing this Agreement and any other document delivered pursuant hereto on behalf of Pacific;

          (iii)Copies of the resolutions of Pacific's board of directors authorizing the execution and performance of this Agreement and the contemplated transactions, certified by the respective secretary or an assistant secretary of Pacific as of the Closing Date;

          (iv) The certificate contemplated by Section 5.01, duly executed by a duly authorized officer of Pacific;

          (v) The certificate contemplated by Section 5.02, dated the Closing Date, signed by the chief executive officer and principal accounting and financial officer of Pacific; and in addition to the above deliveries, Pacific shall take all steps and actions as Chancellor may reasonably request or as may otherwise be necessary to consummate the transactions contemplated hereby.

     (b) Chancellor's Deliveries. Subject to fulfilment or waiver of the conditions set forth in Article V, Chancellor shall deliver to Pacific at Closing the certificate contemplated by Section 6-02, executed by a duly authorized officer of PCFL.

In addition to the above deliveries, Chancellor shall take all steps and actions as Pacific may reasonably request or as may otherwise be necessary to consummate the transactions contemplated hereby.


Section 1.05          Termination

     (a) This Agreement may be terminated by the board of directors of either Pacific or Chancellor at any time prior to the Effective Date if:

          (i) There shall be any actual or threatened action or proceeding before any court or any governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of such board of directors, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the merger and consolidation contemplated by this Agreement;

          (ii) Any of the transactions contemplated hereby are disapproved by any regulatory authority whose approval is required to consummate such transactions or in the judgement of such board of directors, made in good faith and based on the advise of counsel, there is substantial likelihood that any such approval will not be obtained or will be obtained only on a condition or conditions which would be unduly burdensome, making it inadvisable to proceed with the merger and exchange;

In the event of termination pursuant to this paragraph (a) of Section 1.05, no obligation, right, or liability shall arise hereunder, and each party shall bear all of the expenses incurred by it in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

     (b) This Agreement may be terminated at any time prior to the Closing Date by action of the board of directors of Chancellor, if Pacific shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representations or warranties of Pacific contained herein shall be inaccurate in any material respect. In the event of termination pursuant to this paragraph (b) of this Section 1.05, no obligation, right, remedy, or liability shall arise hereunder. Pacific and Chancellor shall each bear their own costs incurred in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

     (c) This Agreement may be terminated at any time prior to the Closing Date by action of the board of directors of Pacific if Chancellor shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement of if any of the representations or warranties of Chancellor contained herein shall be inaccurate in any material respect. In the event of termination pursuant to this paragraph (c) of this Section 1.05, no obligation, right, remedy, or liability shall arise hereunder. Pacific and Chancellor shall each bear their own costs incurred in connection with the negotiation, preparation, and execution of this Agreement and the transactions contemplated hereby.

                                   ARTICLE II
                         Representations, Covenants, and
                              Warranties of Pacific

As an inducement to, and to obtain the reliance of, Chancellor, Pacific represents and warrants as follows:

Section 2.01          Organization

     (a) Pacific is, and will be on the Closing Date, a corporation duly organized, validly existing, and in good standing under the laws of the state of Nevada and has the corporate power and is and will be duly authorized, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and order of public authorities to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the nature of the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on its business, operations, properties, assets, or condition. The execution and delivery of this Agreement does not, and the consummation of the transaction contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of Pacific's articles of incorporation or bylaws, or other agreement to which it is a party or by which it is bound.

Section 2.02          Approval of Agreements

Pacific has full power, authority, and legal right and has taken, or will take, all action required by law, its articles of incorporation, bylaws, and otherwise to execute and deliver this Agreement and to consummate the transactions herein contemplated. The board of directors of Pacific has authorized and approved the execution, delivery, and performance of this Agreement and the transactions contemplated hereby. Included in Schedule 2.02 is a certified copy of a resolution duly adopted by the board of directors of Pacific evidencing such approval. No approval of this transaction by the shareholders of Pacific is required. This Agreement has been duly authorized, executed, and delivered by Pacific and is the legal, valid and binding obligation of Pacific, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, or other laws affecting enforcement or creditors' rights generally and by general principles of equity.

Section 2.03          Capitalization

The authorized capitalization of Pacific consists of 100,000,000 shares of Common stock, par value $0.001 per share, 1,100,000 shares of which are issued and outstanding, (collectively referred to as "Pacific Stock"). All issued and outstanding shares of Pacific are legally issued, fully paid, and non-assessable and not issued in violation of the pre-emptive or other right of any person. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of Pacific.

Section 2.04          Subsidiaries and Predecessors

Pacific does not own, beneficially or of record, any equity securities in any other entity. Pacific has no "predecessor," as that term is defined under generally accepted accounting principles or Regulation S-X promulgated by the Securities and Exchange commission (the "SEC").

Section 2.05          Financial Statements

     (a) Included in the information referred to in Section 2.06 are the audited balance sheets of Pacific as of December 31, 1995, and 1994, and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1994, and 1993, including the notes thereto and the accompanying report of Smith and Company, Certified Public Accountants.

     (b) All such audited and unaudited financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved as explained in the notes to such financial statements. The Pacific balance sheets present fairly, in all material respects, as of their respective dates, the financial position of Pacific. Pacific did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles under which they were prepared, and all assets reflected therein present fairly the assets of Pacific in accordance with generally accepted accounting principals under which they were prepared.

     (c) All such financial statements have been presented in accordance with the requirements of Regulation S-X promulgated by the SEC regarding the form of content of and requirements for financial statements to be filed with the SEC.

     (d) The books and records, financial and otherwise, of Pacific are in all material respects complete and correct and have been maintained in accordance with sound business and bookkeeping practices so as to accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of Pacific. Pacific has maintained a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions have been and are executed in accordance with management's general or specific authorization;
          (ii) transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals, and appropriate action is taken with respect to any differences.

     (e) Pacific has filed or will have filed as of the Closing Date all tax returns required to be filed by them from inception to the Closing Date. All such returns and reports are accurate and correct in all material respects. Pacific does not have any liabilities with respect to the payment of any federal, state, county, local, or other taxes (including any deficiencies, interest, or penalties) accrued for or applicable to the period ended on the date of the most recent audited balance sheet of Pacific, except to the extent reflected on such balance sheet and adequately provided for, and all such dates and years and periods prior thereto and for which Pacific may at said date have been liable in its own right or as transferee of the assets of, or as successor to, any other corporation or entity, except for taxes accrued but not yet due and payable, and no deficiency assessment or proposed adjustment of any such tax return is pending, proposed or contemplated. Proper and accurate amounts of taxes have been withheld by or on behalf of Pacific with respect to all compensation paid to employees of Pacific for all periods ending on or before the date hereof, and all deposits required with respect to compensation paid to such employees have been made, in complete compliance with the provisions of all applicable federal, state, and local tax and other laws. None of such income tax returns has been examined or is currently being examined by the Internal Revenue Service, and no deficiency assessment or proposed adjustment of any such return is pending, proposed or contemplated. Pacific has not made any election pursuant to the provisions of any applicable tax laws (other than elections that relate solely to methods of accounting, depreciation, or amortization) that would have a material adverse affect on Pacific, its financial condition, its business as presently conducted or proposed to be conducted, or any of its respective properties or material assets. There are no tax liens upon any of the assets of Pacific. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of Pacific.

Section 2.06          Information

The information concerning Pacific set forth in this Agreement; in the Schedules delivered by Pacific pursuant hereto were, as of their respective dates, complete and accurate in all material respects and did not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. Pacific shall cause the schedules delivered by it pursuant hereto and the instruments and data delivered to Chancellor hereunder to be updated after the date hereof up to and including the Closing Date.

Section 2.07          Absence of Certain Changes or Events
                      ------------------------------------

Except as set forth in this Agreement, since the date of the most recent Pacific balance sheet described in Section 2.05 and included in the information referred to in Section 2.06:

     (a) There has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of Pacific or (ii) any damage, destruction, or loss to Pacific (whether or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of Pacific;

     (b)  Pacific has not (i) amended its articles or  incorporation  or bylaws;
          (ii) declared or made, or agreed to declare or make, any payment of dividends or distributions of any assets or any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem, any of its capital stock; (iii) waived any rights of value which in the aggregate are extraordinary or material considering the business of Pacific; (iv) made any material change in the method of management, operation, or accounting; (v) entered into any other material transactions; (vi) made any accrual or arrangement for or payment of bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee; (vii) increased the rate of compensation payable or to become payable by it to any of their officers or directors or any of its employees whose monthly compensation exceeds $1000; or (viii) made any increase in any profit-sharing, bonus, deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with their officers, directors, or employees;

     (c) Pacific has not (i) granted or agreed to grant any options, warrants, or other rights for their stocks, bonds, or other corporate securities calling for the issuance thereof other than those currently outstanding, if any; (ii) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability absolute or contingent) except liabilities incurred in the ordinary course of business; (iii) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on the most recent Pacific balance sheet and current liabilities incurred since that date in the ordinary course of business; (iv) sold or transferred, or agreed to sell or transfer, any of its assets, properties, or rights (except assets, properties, or rights not used or useful in its business which, in the aggregate have a value of less than $5000 or canceled, or agreed to cancel, any debts or claims (except debts and claims which in the aggregate are of a value of less than $5000); (v) made or permitted any amendment or termination of any contract, agreement, or license to which it is a party if such amendment or termination is material, considering the business of Pacific; or (vi) issued, delivered, or agreed to issue or deliver any stock, bonds, or other corporate securities including debentures (whether authorized and unissued or held as treasury stock); and

     (d) To the best knowledge of Pacific, it has not become subject to any law or regulation which materially and adversely affects, or in the future may adversely affect, the business, operations, properties, assets, or condition of Pacific.

Section 2.08          Title and Related Matters

Except as disclosed in the most recent audited Pacific balance sheet and the notes thereto, Pacific has good and marketable title to all of its properties, inventory, interests in properties, and assets, which are reflected in the most recent Pacific balance sheet or acquired after that date (except those sold or otherwise disposed of since such date in the ordinary course of business), free and clear of all mortgages, security interests, royalties, liens, pledges, charges, or encumbrances, except (i) statutory liens or claims not yet delinquent; and (ii) such imperfections of title and easements as do not, and will not, materially detract from, or interfere with, the present or proposed use of the properties subject thereto or affected thereby or otherwise materially impair present business operations on such properties.

                                   ARTICLE III
                         Representations, Covenants, and
                    Warranties of Chancellor on June 28, 1996

As an inducement to, and to obtain the reliance of, Pacific, Chancellor represents and warrants as follows:

Section 3.01          Organization

PCFL is and will be on the Closing Date a corporation duly organized, validly existing, and in good standing under the laws of Australia and has the corporate power and is and will be duly authorized, qualified, franchised, and licensed under all applicable laws, regulations, ordinances, and orders of public authorities to own all of its properties and assets and to carry on its business in all material respects as it is now being conducted, and there are no other jurisdictions in which it is not so qualified in which the character and location of the assets owned by it or the material business transacted by it requires qualification, except where failure to do so would not have a material adverse effect on the business, operations, properties, assets, or condition of PCFL. The execution and delivery of this Agreement does not, and the consummation of the transactions contemplated by this Agreement in accordance with the terms hereof will not, violate any provision of PCFL's articles of incorporation or bylaws or other agreement to which it is a party or by which it is bound.

Section 3.02          Capitalization

The authorized capitalization of PCFL consists of 10,000 shares of common stock, par value $F1.00 ("PCFL Stock"), of which 9,002 shares are issued and outstanding. All issued and outstanding shares of PCFL are legally issued, fully paid, and nonassessable and not issued in violation of the pre-emptive or other right of any person. There are no dividends or other amounts due or payable with respect to any of the shares of capital stock of PCFL.

Section 3.03          Subsidiaries or Predecessors

There are no subsidiaries or predecessors as those terms are defined under generally accepted accounting principles or regulation S-X promulgated by the SEC.

Section 3.04          Financial Statements

     (a) Included in Schedule 3.05 are the audited balance sheets of PCFL as of 31 December, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended including the notes thereto and the accompanying report of KPMG Peat Marwick, Chartered Accountants.

     (b) All such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets of PCFL present fairly, as of their respective dates, the financial position of PCFL. PCFL did not have, as of the date of any such balance sheets, except as and to the extent reflected or reserved against therein, any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles, and all assets reflected therein present fairly the assets of PCFL, in accordance with generally accepted accounting principles. The statements of operations, stockholders' equity, and cash flows present fairly the financial position and results of operations of PCFL as of their respective dates and for the respective periods covered thereby. PCFL maintains and will continue to maintain a standard system of accounting established and maintained in a manner permitting the preparation of financial statements in accordance with generally accepted accounting principles.

     (c) All such financial statements have been presented in accordance with the requirements of Regulation S-X promulgated by the SEC regarding the form and content of and requirements for financial statements to be filed with the SEC.

     (d) The books and records, financial and otherwise, of PCFL are in all material respects complete and correct and have been maintained in accordance with sound business and bookkeeping practices so as to accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of PCFL. PCFL has maintained a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions have been and are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals, and appropriate action is taken with respect to any differences.

     (e) PCFL has filed or will have filed as of the Closing Date all tax returns required to be filed by it from inception to the Closing Date. All such returns and reports are accurate and correct in all material respects. PCFL has no liabilities with respect to the payment of any federal, sate, county, local, or other taxes (including any deficiencies, interest or penalties) accrued for or applicable to the period ended on the date of the most recent unaudited balance sheet of PCFL except to the extent reflected on such balance sheet and adequately provided for, and all such dates and years and periods prior thereto and for which PCFL may at said date have been liable in its own right or as transferee of the assets of, or as successor to, any other corporation or entity, except for taxes accrued but not yet due and payable, and no deficiency assessment or proposed adjustment of any such tax return is pending, proposed or contemplated. Proper and accurate amounts of taxes have been withheld by or on behalf of PCFL with respect to all compensation paid to employees of PCFL for all periods ending on or before the date hereof, and all deposits required with respect to compensation paid to such employees have been made, in complete compliance with the provisions of all applicable federal, state, and local tax and other laws. None of such income tax returns has been examined or is currently being examined by the Fiji Tax Bureau, and no deficiency assessment or proposed adjustment of any such return is pending, proposed, or contemplated. PCFL has not made any election pursuant to the provisions of any applicable tax laws (other than elections that relate solely to methods of accounting, depreciation, or amortization) that would have a material adverse affect on PCFL, its financial condition, its business as presently conducted or proposed to be conducted, or any of its properties or material assets. There are no tax liens upon any of the assets of PCFL. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of PCFL.

Section 3.05          Information

The information concerning PCFL set forth in this Agreement and in the schedules delivered by PCFL pursuant hereto is complete and accurate in all material respects and does not contain any untrue statement of a material fact or omit to state a material fact required to make the statements made, in light of the circumstances under which they were made, not misleading. PCFL shall cause the schedules delivered by PCFL pursuant hereto and the instruments and data delivered to Pacific hereunder to be updated after the date hereof up to and including the Closing Date.

Section 3.06          Options or Warrants

There are no existing options, warrants, calls, or commitments of any character relating to the authorized and unissued PCFL common stock.

Section 3.07          Absence of Certain Changes or Events
                      ------------------------------------

Except as set forth in this Agreement since the date of the most recent 31 December, 1995 balance sheet described in Section 3.04 and included in Schedule 3.05:

     (a) There has not been (i) any material adverse change in the business, operations, properties, level of inventory, assets, or condition of PCFL or (ii) and damage, destruction, or loss to PCFL (whether or not covered by insurance) materially and adversely affecting the business, operations, properties, assets, or conditions of PCFL;

     (b) PCFL has not (i) amended its articles of incorporation or bylaws; (ii) declared or made, or agreed to declare or make, any payment of dividends or distributions of any assets of any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem, any of its capital stock; (ii) waived any rights of value which in the aggregate are extraordinary or material considering the business of PCFL; (iv) made any material change in its method of management, operation, or accounting which is material to PCFL; (v) entered into any other material transactions; (vi) made any accrual or arrangement for or payment of bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee; (vii) increased the rate of compensation payable or to become payable by it to any of its officers or directors or any of its employees whose monthly compensation exceed $1,000; or (viii) made any increase in any profit sharing, bonus, deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with its officers, directors, or employees;

     (c) PCFL has not (i) granted or agreed to grant any options, warrants, or other rights for its stocks, bonds, or other corporate securities calling for the issuance thereof; (ii) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability (absolute or contingent) except liabilities incurred in the ordinary course of business; (iii) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on the most recent PCFL balance sheet and current liabilities incurred since that date in the ordinary course of business; (iv) sold or transferred, or agreed to sell or transfer, any of its assets, properties, or rights (except assets, properties, or rights not used or useful in its business which , in the aggregate have a value of less than $5,000) or canceled, or agreed to cancel, any debts or claims (except debts and claims which in the aggregate are of a value of less than $5,000); (v) made or permitted any amendment or termination of any contract, agreement, or license to which it is a party if such amendment or termination is material, considering the business of

          PCFL; or (vi) issued, delivered, or agreed to issue or deliver any stock, bonds, or other corporate securities including debentures (whether authorized and unissued or held as treasury stock); and

     (d) To the best knowledge of Chancellor, PCFL has not become subject to any law or regulation which materially and adversely affects, or in the future may adversely affect, the business, operations, properties, assets, or condition of PCFL.

Section 3.08          Litigation and Proceedings

There are no actions, suits, or proceedings pending or, to the knowledge of Chancellor threatened by or against PCFL or affecting domestic or foreign, or before any arbitrator of any kind. PCFL does not have any knowledge of any default on its part with respect to any judgment, order, writ, injunction, decree, award, rule, or regulation of any court, arbitrator, or governmental agency or instrumentality.

                                   ARTICLE IV
               SPECIAL COVENANTS TO BE SATISFIED PRIOR TO CLOSING

Section 4.01          Activities of Pacific, and PCFL
                      -------------------------------

     (a) From and after the date of this Agreement until the Closing Date and except as set forth in the respective schedules to be delivered by Pacific and PCFL pursuant hereto or as permitted or contemplated by this Agreement, Pacific and PCFL will each:

          (i) Carry on its business in substantially the same manner as it has heretofore;

          (ii) Maintain in full force and effect insurance comparable in amount and in scope of coverage to that now maintained by it;

          (iii)Perform in all material respects all of its obligations under material contracts, leases, and instruments relating to or affecting its assets, properties, and business;

          (iv) Use its best efforts to maintain and preserve its business organization intact, to retain its key employees, and to maintain its relationships with its material suppliers and customers;

          (v) Duly and timely file for all taxable periods ending on or prior to the Closing Date all federal, state, county, and local tax returns required to be filed by or on behalf of such entity or any of its subsidiaries or for which such entity or any of its subsidiaries may be held responsible and shall pay, or cause to pay, all taxes required to be shown as due and payable on such returns, as well as all instalments of tax due and payable during the period commencing on the date of this Agreement and ending on the Closing Date. All such tax returns shall be prepared in a manner consistent with the preparation of prior years' tax returns except as required by law or as agreed to by the parties hereto prior to the filing thereof;

          (vi) Withhold from each payment made on or prior to the Closing Date to each employee of such corporation the amount of all taxes required to be withheld therefrom and will pay the same, before becoming delinquent, to the proper tax receiving officers; and

          (vii)Fully comply with and perform in all material respects all obligations and duties imposed on it by all federal, state, county and local laws and all rules, regulations, and orders imposed by federal, state, county and local governmental authorities.

     (b) From and after the date of this Agreement and except as provided herein until the Closing Date, Pacific and PCFL will not:

          (i)  Make any change in its articles of incorporation or bylaws;

          (ii) Take any action described in Section 2.07 in the case of Pacific, or Section 3.07 in the case of PCFL;

          (iii)Enter into or amend any contract, agreement, or other instrument of any of the types described in such party's schedules, except that a party may enter into or amend any contract, agreement, or other instrument in the ordinary course of business; and

          (iv) Enter into any agreement, waiver, or other arrangement providing for an extension of time with respect to payment by, or assessment against, such entity or any of its subsidiaries of any tax due and payable with respect to the period commencing on the date of this Agreement and ending on the Closing Date.

Section 4.02          Stockholder Approval

If required by the jurisdiction of incorporation of PCFL subsequent to the execution and delivery of this Agreement, PCFL shall, at a meeting of its stockholders duly called by the board of directors of PCFL to be held as soon as practicable, present for the authorization and approval of the stockholders of PCFL, in accordance with the applicable provisions of the laws of the United States of America of PCFL and all applicable federal and state securities laws, this Agreement.

Section 4.03          Access to Properties and Records
                      --------------------------------

PCFL will afford to the officers and authorized representatives of Pacific full access to the properties, books, and records of PCFL in order that Pacific may have full opportunity to make such reasonable investigation as it shall desire to make of the affairs of PCFL and will furnish Pacific with such additional financial and operating data and other information as to the business and properties of PCFL as Pacific shall from time to time reasonably request.

Section 4.04          Additional Financial Statements

In connection with the information to be provided pursuant to this Article IV, PCFL shall provide additional audited and unaudited financial statements as soon as reasonably practicable for inclusion by Pacific in any application or disclosure document required to be prepared in connection with this Agreement and the transactions contemplated hereby or in connection with a future registration statement.

     (a) All such financial information referred to herein shall be prepared in accordance with the uniform accounting rules with respect to the form and content for financial statements filed under the Securities Act or the Exchange Act of 1934, as amended (the "Exchange Act"), as contained in Regulation S-X promulgated by the SEC. All financial statements furnished for an interim period shall be accompanied by a statement that all adjustments necessary to make it a fair statement of the results of operations for such interim period or periods have been included.

     (b) To the extent required, Pacific and PCFL shall utilize their best efforts and cooperate to provide the information necessary to present the pro forma consolidated and consolidating financial statements and pro forma consolidated and consolidating summary information, including a pro forma consolidated and consolidating balance sheet, pro forma consolidated and consolidating income statements, pro forma summaries of earnings (with aggregate an per-share earnings), and pro forma (combined basis) earnings date for all periods required to be presented and in the form and manner required for use in the form 8-k and proxy statement or any other document required to be field with the SEC or state securities agency, including the presentation of Pacific financial statements under generally accepted accounting principles.

     (c) PCFL represents and warrants to Pacific that the financial statements delivered or to be delivered pursuant to this section will be, when delivered, prepared in accordance with the generally accepted accounting principles consistently applied throughout the periods involved. The balance sheets included in such financial statements shall present fairly the financial condition of PCFL as of their respective dates. As of the date of any such balance sheets, except as and to the extent reflected or reserved against in such balance sheets, there will not be any liabilities or obligations (absolute or contingent) which should be reflected in a balance sheet or the notes thereto prepared in accordance with generally accepted accounting principles. The income statements included in such financial statements prepared and delivered pursuant to this section shall present fairly the results of operations of PCFL for the respective periods indicated. The statements of changes in financial position or cash flows prepared and delivered in accordance with this section shall present fairly the information which should be presented therein in accordance with generally accepted accounting principles, except as otherwise indicated in the notes thereto. Such financial statements shall not be materially and adversely different from the financial statements of PCFL included in the Schedules.

Section 4.05          Transactions With Affiliates

Chancellor will prove that PCFL shall provide to Pacific, for possible inclusion in SEC fillings, a description of every material contract, agreement, or arrangement between PCFL and any person who is or has ever been an officer of director of PCFL or person owning of record, or known by PCFL to own beneficially, 5% or more of the issued and outstanding PCFL Stock and which is to be performed in whole or in part after the date hereof or was entered into within three years before the date hereof. PCFL represents and warrants that, in all of such circumstances, the contract, agreement, or arrangement was for a bona fide business purpose of PCFL and the amount paid or received, whether in cash, in services, or in kind, is, has been during the full term thereof, and is required to be during the unexpired portion of the term there of, no less favorable to PCFL than terms available from otherwise unrelated parties in arm's-length transactions. Except as disclosed in such description, no officer or director of PCFL, or 10% shareholder of PCFL has, or has had during the preceding three years, any interest, directly or indirectly, in any material transaction with PCFL. The description shall also include a description of any commitment by PCFL, whether written or oral, to lend any funds to, borrow any money from, or enter into any other material transaction with, any such affiliated person.

Section 4.06          Indemnification by Chancellor.

Chancellor will indemnify and hold harmless Pacific and its directors and officers, and each person, if any, who controls Pacific within the meaning of the Securities Act, from and against any and all loses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law (including the Securities Act and the Exchange Act) and will reimburse them for any legal or other expenses reasonably incurred by them in connection with investigating or defending any claims or actions, whether or not resulting in liability, insofar as such losses, claims, damages, expenses, liabilities, or actions arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any application or statement filed with a governmental body or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein, or necessary in order to make the statements therein not misleading, but only insofar as any such statement or omission was made in reliance upon and in conformity with information furnished in writing by Chancellor expressly for use therein. Chancellor agrees at any time upon the request of Pacific to furnish to them a written letter or statement confirming the accuracy of the information with respect to PCFL contained in any report or other application or statement referred to in this Article IV, or in any draft of any such documents, and confirming that the information with respect to PCFL contained in such document or draft was furnished by Chancellor, indicating the inaccuracies or omissions contained in such document or draft or indicating the information not furnished by Chancellor expressly for use therein. The indemnity agreement contained in this Section 4.06 shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of Pacific and shall survive the consummation of the transactions contemplated by this Agreement.

Section 4.07          Indemnification by Pacific

Pacific will indemnify and hold harmless Chancellor, its directors and officers, and each person, if any, who controls Chancellor within the meaning of the Securities Act, from and against any and all losses, claims, damages, expenses, liabilities, or actions to which any of them may become subject under applicable law (including the Securities Act and the Exchange Act) and will reimburse them for any legal or other expenses reasonably incurred by them in connection with investigating or defending any claims, damages, expenses, liabilities, or actions arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any alleged omission to state therein a material fact required to be stated therein, or necessary in order to make the statements therein not misleading, but only insofar as any such statement or omission was made in reliance upon and in conformity with information furnished in writing by Pacific expressly for use therein. Pacific agrees at any time upon the request of Chancellor to furnish to it a written letter or statement confirming the accuracy of the information with respect to Pacific and its subsidiaries contained in any information / proxy statement, report, or other application or statement referred to in this Article IV, or in any draft of any such document, and confirming that the information with respect to Pacific contained in such document or draft was furnished by Pacific, indicating the inaccuracies or omissions contained in such document or draft or indicating the information not furnished by Pacific expressly for use therein. The indemnity agreement contained in this Section 4.07 shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of Chancellor and shall survive the consummation of the transactions contemplated by this Agreement.

Section 4.08          Sales Under Regulation S

     (a) Pacific will use its best efforts to comply with the reporting requirements of the Exchange Act.

     (b) Upon being informed in writing by any Affiliated Pacific Stockholder or Restricted Transferee that such person intends to sell any acquired Shares under Regulation S promulgated under the Securities Act (including any rule adopted in substitution or replacement thereof), Pacific will certify in writing to such person that it has filed all of the reports required to be filed by it under the Exchange Act to enable such person to sell such person's Acquired Shares under Regulation S or will inform such person in writing that it has not filed any such report or reports.

     (c) If any certificate representing any Acquired Shares is presented to Pacific's transfer agent for registration of transfer in connection with any sale theretofore made under Regulation S, provided, that such certificate is duly endorsed for transfer by the appropriate person(s) or accompanied by a separate stock power duly executed by the appropriate person(s), in each case accomplished by reasonable assurances that such endorsements are genuine and effective, and is accompanied by an opinion of counsel satisfactory to Pacific and its counsel that such transfer has complied with the requirements of Regulation S, Pacific will promptly instruct its transfer agent to register such transfer and to issue one or more new certificates free of any stop-transfer order or restrictive legend.

Section 4.09          The Acquisition of Pacific Exchanged Stock
                      ------------------------------------------

The consummation of this Agreement and the merger contemplated herein, including the issuance of the Pacific Exchanged Stock to Chancellor in exchange for 6,000 shares of the issued and outstanding PCFL Stock as contemplated hereby, constitutes the offer and sale of securities under the Securities Act and applicable state statutes. Such transactions shall be consummated in reliance on exemptions from the registration and prospectus delivery requirements of such statues which depend, among other items, on the circumstances under which such securities are acquired.

     (a) In order to provide documentation for reliance upon exemptions from the registration and prospectus delivery requirements for such transactions, the approval by Chancellor and Pacific of this Agreement and the transactions contemplated hereby and/or the delivery of appropriate separate representations shall constitute the parties acceptance of, and concurrence in, the following representations and warranties:

          (i) Chancellor acknowledges that neither the SEC nor the securities commission of any state or other federal agency has made any determination as to the merits of acquiring the Pacific Exchanged Stock, and that this transaction involves certain risks.

          (ii) Chancellor has received and read the Agreement and understand the risks related to the consummation of the transactions herein contemplated.

          (iii)Chancellor has such knowledge and experience in business and financial matters that it is capable of evaluating Pacific and its business operations.

          (iv) Chancellor has been provided with a copy of this Agreement and the related disclosure schedules of the parties hereto plus all materials and information requested by Chancellor or its representative, including any information requested to verify any information furnished (to the extent such information is available or can be obtained without unreasonable effort or expense), and the parties have been provided the opportunity for direct communication regarding the transactions contemplated hereby.

          (v) All information which Chancellor has provided to Pacific or its agents or representatives concerning their suitability and intent to hold shares in Pacific following the transactions contemplated hereby is complete, accurate, and correct.

          (vi) Chancellor  has not  offered  or sold any  securities  of PCFL or interest in this Agreement and have no present intention of dividing the Pacific Exchanged Stock to be received or the rights under this Agreement with others or of reselling or otherwise disposing of any portion of such stock or rights, either currently or after the passage of a fixed or determinable period of time or on the occurrence of non-occurrence of any predetermined event or circumstance.

          (vii)Chancellor understands that the Pacific Exchanged Stock has not been registered, but is being acquired by reason of a specific exemption under the Securities Act as well as under certain state statutes for transactions by an issuer not involving any public offering and that any disposition of the subject Pacific Exchanged Stock may, under certain circumstances, be inconsistent with this exemption and may make the undersigned an "underwriter" within the meaning of the Securities Act. It is understood that the definition of "underwriter" focuses upon the concept of "distribution" and that any subsequent disposition of the subject Pacific Exchanged Stock can only be effected in transactions which are not considered distributions. Generally, the term "distribution" is considered synonymous with "public offering" or any other offer or sale involving general solicitation or general advertising. Under present law, in determining whether a distribution occurs when securities are sold into the public market, under certain circumstances one must consider the availability of public information regarding the issuer, a holding period for the securities sufficient to assure that the persons desiring to sell the securities without registration first bear the economic risk of their investment, and a limitation on the number of securities which the stockholder is permitted to sell and on the manner of sale, thereby reducing the potential impact of the sale on the trading markets. These criteria are set forth specifically in Regulation S promulgated under the Securities Act, which allows sales of securities in reliance upon Regulation S only in limited amounts in accordance with the terms and conditions of that rule, after 41 days after the date the Pacific Exchanged Stock is acquired from Pacific and the Pacific Exchanged Stock is fully paid for, as calculated in accordance with Regulation S. After 41 days from the date the securities acquired from Pacific and are fully paid for, as calculated in accordance with Regulation S, they can generally be sold without meeting those conditions, provided the holder is not (and has not been for the preceding three months) an affiliate of the issuer.

          (viii) Chancellor acknowledges that the shares of Pacific Exchanged Stock must be held and may not be sold, transferred, or otherwise disposed of for value unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Pacific is under no obligation to register the Pacific Exchanged Stock under the Securities Act, except as may be expressly agreed to by it in writing. If Regulation S is available (and no assurance is given that it will be except as expressly set forth in this Agreement), after 41 days following the date the shares are fully paid for, only routine sales of such Pacific Exchanged Stock in limited amounts can be made in reliance upon Regulation S in accordance with the terms and conditions of that rule. Pacific is under no obligation to the parties to make Regulation S available, except as may be expressly agreed to by it in writing in this Agreement, and in the event Regulation S is not available, compliance with regulation A or some other disclosure exemption may be required before Chancellor can sell, transfer, or otherwise dispose of such Pacific Exchanged Stock without registration under the Securities Act. Pacific registrar and transfer agent will maintain a stop transfer order against the registration or transfer of the Pacific Exchanged Stock, and the certificate representing the Pacific Exchanged Stock will bear a legend in substantially the following form so restricting the sale of such securities:

               THE SHARES COVERED HEREBY HAVE NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, A U.S. PERSON: (i) AS PART OF THEIR DISTRIBUTION AT ANY TIME; OR (ii) OTHERWISE UNTIL FORTY DAYS AFTER THE DATE ("THE RESTRICTED PERIOD"), EXCEPT IN EITHER CASE IN ACCORDANCE WITH REGULATION S UNDER THE SECURITIES ACT. PURCHASER ACKNOWLEDGES THAT THE SHARES REPRESENTED HEREBY HAVE BEEN SOLD IN COMPLIANCE WITH REGULATION S.

          (ix) Pacific may refuse to register further transfers, or resales of the Pacific Exchanged Stock in the absence of compliance with Regulation S unless the undersigned furnishes the issuer with a "no-action" or interpretive letter from the SEC or an opinion of counsel reasonably acceptable to Pacific stating that the transfer is proper. Further, unless such letter or opinion states that the shares of Pacific Exchanged Stock are free of any restrictions under the Securities Act, Pacific may refuse to transfer the Pacific Exchanged Stock to any transferee who does not furnish in writing to it the same representations and agree to the same conditions with respect to such Pacific Exchanged Stock as set forth herein. Pacific may also refuse to transfer the Pacific Exchanged Stock if any circumstances are present reasonably indicating that the transferee's representations are not accurate.

     (b) In connection with the transaction contemplated by this Agreement, PCFL and Pacific shall each file, with the assistance of the other and their respective legal counsel, such notices, applications, reports, or other instruments as may be deemed by them to be necessary or appropriate in an effort to document reliance on such exemptions, including a notice on form D to be filed with the SEC and the appropriate regulatory authority in the state or country where Chancellor reside unless an exemption requiring no filing is available in such jurisdiction, all to the extent and in the manner as may be deemed by such parties to be appropriate.

     (c) In order to more fully document reliance on the exemptions as provided herein, Chancellor shall execute and deliver to Pacific, at or prior to the Closing, such further letters of representation, acknowledgment, suitability or the like as Pacific and its counsel may reasonably request in connection with reliance on exemptions from registration under such securities laws.

     (d) Pacific and Chancellor acknowledge that the basis for relying on exemptions from registration or qualifications are factual, depending on the conduct of the various parties, and that no legal opinion or other assurance will be required or given to the effect that the transactions contemplated hereby are in fact exempt from registration or qualification.

Section 4.10          Third Party Consents

Pacific and Chancellor agree to cooperate with each other in order to obtain any third party consents to this Agreement and the transactions herein contemplated that are required.

                                    ARTICLE V

                CONDITIONS PRECEDENT TO OBLIGATIONS OF CHANCELLOR

The  obligations  of  Chancellor   under  this  Agreement  are  subject  to  the
satisfaction, at or before the Closing Date, of the following conditions:

Section 5.01          Accuracy of Representations

The representations and warranties made by Pacific in this Agreement were true when made and shall be true at the Closing Date with the same force and affect as if such representations and warranties were made at and as of the Closing Date (except for changes therein permitted by this Agreement ), and Pacific shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by Pacific prior to or at the Closing. Chancellor shall be furnished with certificates, signed by duly authorised officers of Pacific and dated the Closing Date, to the foregoing effect.

Section 5.02          Officer's Certificates

Chancellor shall have been furnished with certificates dated the Closing Date and signed by the duly authorised chief executive officer and principal accounting and financial officer of Pacific to the effect that no litigation, proceeding, investigation or inquiry is pending or, to the best knowledge of Pacific threatened, which might result in an action to enjoin or prevent the consummation of the transaction contemplated by this Agreement. Furthermore, based on certificates of good standing, representations of government agencies, and Pacific's own documents, the certificate shall represent that:

     (a) This Agreement has been duly approved by Pacific's board of Directors and has been duly executed and delivered in the name and on behalf of Pacific by its duly authorised officers pursuant to, and in compliance with, authority granted by the board of directors of Pacific pursuant to a unanimous consent.

     (b) The representations and warranties of Pacific set forth in this Agreement are true and correct as of the date of the certificate.

     (c) There have been no material adverse changes in Pacific up to and including the date of the certificate.

     (d) All conditions required by this Agreement to have been met, satisfied, or performed by Pacific have been met.

     (e) The consummation of the transactions contemplated by this Agreement does not violate any law, regulation, order, writ, injunction or decree of any court or governmental body or result in the creation or imposition of any mortgage, lien, charge or encumbrance of any nature upon any of the properties of Pacific pursuant to any mortgage, resolution agreement or instrument to which Pacific is a party.

     (f) All authorizations, consents, approvals, registrations, and/or filings with any governmental body, agency or court required in connection with the execution and delivery of the documents by Pacific have been obtained and are in full force and effect or, if not required to have been obtained, will be in full force and effect by such time as may be required.

     (g) There is no action, suit, proceeding, inquiry or investigation at law or in equity by any public board or body pending or threatened against Pacific wherein an unfavorable decision ruling, or finding would have an adverse affect on the financial condition of Pacific the operation of Pacific, or the acquisition and reorganization contemplated herein, or any material agreement or instrument by which Pacific is bound or would in any way contest the existence of Pacific.

Section 5.03          No Material Adverse Change

Prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business or operations of Pacific, nor shall any event have occurred which, with the lapse of time or the giving of notice, may cause or create any material adverse change in the financial condition, business or operations of Pacific.

Section 5.04          Good Standing

Chancellor shall have received certificates of good standing from the appropriate authorities, dated as of a date within five days prior to the Closing Date, certifying that Pacific is in good standing as a corporation in the state of Nevada.

Section 5.05          Other Items

Chancellor shall have received such further documents , certificates, or instruments relating to the transaction contemplated hereby as Chancellor may reasonably request.

                                   ARTICLE V1

                     CONDITIONS PRECEDENT TO OBLIGATIONS OF
                                     PACIFIC

The obligations of Pacific under this Agreement are subject to the satisfaction, at or before the Closing Date, of the following conditions:

Section 6.01          Accuracy of Representations

The representation and warranties made by Chancellor regarding its stock ownership and PCFL in this Agreement were true when made and shall be true at the Closing Date with the same force and affect as if such representations and warranties were made at and as of the Closing Date (except for changes therein permitted by this Agreement ), and PCFL shall have performed or complied with all covenants and conditions required by this Agreement to be performed or complied with by PCFL prior to or at the Closing. Pacific shall be furnished with a certificate, signed by a duly authorised officer of PCFL and dated the Closing Date, to the foregoing effect.

Section 6.02          Officer's Certificates

Pacific shall have been furnished with certificates dated the Closing date and signed by a duly authorised chief executive officer and principal accounting and financial officer of PCFL or by Chancellor to the effect that no litigation, proceeding, investigation, or inquiry is pending, or to the best knowledge of PCFL or Chancellor, threatened which might result in an action to enjoin or prevent the consummation of the transactions contemplated by this Agreement. Furthermore, based on certificates of good standing, representation of government agencies, and PCFL's and/or Chancellor's own documents, the certificate shall represent that:

     (a) This Agreement has been duly approved by PCFL's and/or Chancellor's board of directors and has been duly executed and delivered in the name and on behalf of PCFL by its duly authorised officers pursuant to , and in compliance with, authority granted by the board of directors of PCFL.

     (b) The representations and warranties of Chancellor set forth in this Agreement are true and correct as of the date of the certificate:

     (c) Except as provided or permitted herein, there have been no material adverse changes in PCFL up to and including the date of the certificate:

     (d) All conditions required by this Agreement to have been met, satisfied or performed by PCFL and Chancellor have been met.

     (e) The consummation of the transactions contemplated by this Agreement does not violate any law, regulation order, writ injunction or decree of any court or governmental body or result in the creation or imposition of any mortgage, lien, charge or encumbrance of any nature upon any of the properties of PCFL, pursuant to any mortgage, resolution, agreement, or instrument to which PCFL or Chancellor is a party.

     (f) All authorisations, consents, approvals, registrations and/or filings with any governmental body, agency or court required in connection with the execution and delivery of the documents by PCFL have been obtained and are in full force and effect or, if not required to have been obtained will be in full force and effect by such time as may be required; and

     (g) There is no action, suit, proceeding, inquiry or investigation at law or in equity by any public board or body pending or threatened against PCFL wherein an unfavourable decision, ruling or finding would have an adverse affect on the financial condition of PCFL, the operation of PCFL or the acquisition and reorganisation contemplated herein, or any material agreement or instrument by which PCFL is bound or would in any way contest the existence of PCFL.

Section 6.03          No Material Adverse Change

Except as provided or permitted herein, prior to the Closing Date, there shall not have occurred any material adverse change in the financial condition, business or operations of PCFL, nor shall any event have occurred which, with the lapse of time or the giving of notice may cause or create any material adverse change in the financial condition, business, or operations of PCFL.

Section 6.04          Other Items

Pacific shall have received such further documents, certificates, or instruments relating to the transactions contemplated hereby as Pacific may reasonably request.

                                   ARTICLE V11
                                  MISCELLANEOUS

Section 7.01          No Representation  Regarding Tax Treatment
                      ------------------------------------------

No representation or warranty is being made by any party to any other regarding the treatment of this transaction for federal or state income taxation. Each party has relied exclusively on its own legal, accounting and other tax adviser regarding the treatment of this transaction for federal and stage income taxes and on no representations, warranty or assurance from any other party or such other party's legal, accounting or other adviser.

Section 7.02          Governing Law

This Agreement shall be governed by, enforced and construed under and in accordance with the laws of the United States of America and, with respect to matters of state law, with the laws of the state of Nevada and with respect to matters governing corporations organised under the laws of such state.

Section 7.03          Notices

All notices, demands, requests or other communications required or authorised hereunder shall be deemed given sufficiently if in writing and if personally delivered, if sent by facsimile transmission, confirmed with a written copy thereof sent by overnight express delivery, if sent by registered mail or certified mail, return receipt requested and postage prepaid; or if sent by overnight express delivery:

If to Pacific  to:     1800 E. Sahara, Suite 107,
                       Las Vegas  Nevada  89104  USA

With Copy to:          David S. Stevens
                       Level 2, 55 Hunter Street,
                       Sydney  NSW  2000  Australia         Fax:  612-233 3860

If to Chancellor to:   Stanley Looman
                       Dominicanessen straat 22,
                       Oranjestad, Aruba           Telecopy No: 0011-2978 36546

or such other addresses and facsimile numbers as shall be furnished by any party in the manner for giving notices hereunder and any such notice demand, request or other communication shall be deemed to have been given as of the date so delivered or sent by facsimile transmission three days after the date so mailed or one day after the date so sent by overnight delivery.

Section 7.04          Attorney's Fees

In the event that any party institutes any action or suit to enforce this Agreement or to secure relief from any default hereunder or breach hereof, the breaching party or parties shall reimburse the nonbreaching party or parties for all costs, including reasonable attorney's fees, incurred in connection therewith and in enforcing or collecting any judgement rendered therein.

Section 7.05          Schedules:  Knowledge

Whenever in any section of this Agreement reference is made to information set forth in the schedules provided by Pacific, or Chancellor, such reference is to information specifically set forth in such schedules and clearly marked to identify the information specifically set forth in such schedules and clearly marked to identify the section of this Agreement to which the information relates. Whenever any representation is made to the "knowledge" of any party, it shall be deemed to be a representation that no officer or director of such party, after reasonable investigation, has any knowledge of such matters.

Section 7.06          Third Party Beneficiaries

This contract is solely between Pacific and Chancellor, and, except as specifically provided, no director, officer, stockholder, employee, agent, independent contractor, or any other person or entity shall be deemed to be a third party beneficiary of this Agreement.

Section 7.07          Entire Agreement

This Agreement represents the entire agreement between the parties relating to the subject matter hereof. All previous agreements between the parties whether written or oral, have been merged into this Agreement. This Agreement alone fully and completely expresses the agreement of the parties relating to the subject matter hereof. There are no other course of dealing, understandings, agreements, representations, or warranties, written or oral except as set forth herein.

Section 7.08          Survival: Termination

The representations, warranties, and covenants of the respective parties shall service the Closing Date and the consummation of the transactions herein contemplated.

Section 7.9           Counterparts

This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which taken together shall be but a single instrument.

Section 7.10          Amendment or Waiver

Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity and such remedies may be enforced concurrently and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then theretofore, or thereafter occurring or existing. At any time prior to the Closing Date, this Agreement may be amended by a writing signed by all parties hereto, with respect to any of the terms contained herein , and any term or condition of this Agreement may be waived or the time for performance thereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officer, hereunto duly authorized as of the date first above written.

For and on behalf of Chancellor:


By: Neil A. Green
     Power of Attorney




  S\-   Neil A. Green



Pacific,
a Nevada Corporation


By:           David S. Stevens




   S/- David S. Stevens