Form 10-Q
period 1996-09-30
ZEUS ENTERPRISES INC
filed 1996-10-23
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended              September 30, 1996
                                   --------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                         to

Commission File Number              33-55254-14


                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

        NEVADA                                           87-0438451
(State or other jurisdiction of incorporation      (IRS Employer Identification
         or organization)                               Number)

1800 East Sahara, Suite 107
Las Vegas, Nevada                                         89104
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


      Class                              Outstanding as of October 1, 1996
--------------------------------        ----------------------------------
  CLASS A COMMON STOCK                           1,445,000 shares
    Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


Financial Statements                                                      Page

Consolidated Balance Sheets as at September 30, 1996 and
     Unconsolidated as at December 31, 1995                                F-1

Consolidated Statements of Operations for the quarter ending
     September 30, 1996                                                    F-2

Consolidated Statement of Shareholders' Equity for the period
     from April 16, 1986 to September 30, 1996                             F-3

Consolidated Statements of Cash Flows for the quarter ending
     September 30, 1996                                                    F-4

Selected Notes to Consolidated Financial Statements                        F-5

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


Results of Operations

During the quarter ended September 30, 1996 the Company acquired the remaining 33% of the renamed Pacific Forest (Fiji) Limited from the 50 Mataqali (indigenous landowners) for the issuance of 200,000 shares in consideration of $2,000,000. The price paid reflects the 100% control of the local Fijian company, and the rights to harvest the 22,000 acre area owned by the Mataqali. The net Present Value of the concession is estimated to have a value in excess of $20 million, based on discounted cash flow projections, which are expected to be realized through timber production.

It is also the Company's intention to have the block of shares held in Fiji, now totaling some 245,000 shares of the total 1,445,000 outstanding, also listed on the local Suva Stock Exchange. The Company is currently working with local auditors, KPMG Peat Marwick, to effectuate such a listing.

The operations during the current quarter have centered on the establishment of timber milling operations in Bua province, Fiji. At this stage, it is anticipated that shed, accommodation, and mill construction will occupy the December quarter, with alignment and testing, and initial throughput commencing during the March 1997 quarter. During this set up period, it is expected that the Company will continue to incur losses. The nature of such losses is not operational, but is associated with the establishment of the mill.

In the meantime, the Company is in negotiations to establish a warehousing/marketing operation in Fiji, which will see the Company source timber for export against firm orders. This is a relatively low cost means of commencing the marketing effort ultimately needed once the mill is in production, but which should generate cashflow in the short to medium term.

Liquidity and Capital Resources

The Balance Sheet as at September 30 reflects the assets and liabilities following the acquisition of Pacific Forest (Fiji). The Current Assets and Current Liabilities are immaterial at this stage, reflecting the fact that operations have yet to commence.

Non Current Assets include the accumulation of costs with the acquisition and establishment of a timber mill on the Fijian island of Vanua Levu. It is estimated that the costs of completion of the mill and initial working capital will be of the order of $750,000 which will be funded on a pro-rata basis through Chancellor Group, Inc., a company associated with Company President, Neil Green, and two other shareholders. Non Current Assets also includes the rights to the Timber Concessions in Fiji acquired from the indigenous landowners for an issue of 200,000 shares.

Under this arrangement, funding has already been provided amounting to $309,184, shown as part of loans payable - related parties (long-term), which will be repaid through an issue of shares prior to the end of the year.

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

Exchange Rate

The Exchange Rate at September 30, 1996 was: $US1.00 = $FJD1.39

                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------


(a)  The following exhibits are included in this filing:

     Financial Data Schedule                                           Page E-1

(b)  Reports on Form 8-K.

     On August 23, 1996, the Company filed a Form 8-K advising of the acquisition of the remaining 33% of Pacific Forest (Fiji) Limited for $2,000,000, having already acquired the initial 67% earlier in the year.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PACIFIC FOREST CORPORATION
     (Registrant)


By:        s/ Neil Alan Green
          Neil Alan Green, President

Dated:     October 22, 1996

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                                 9/30/96              12/31/95
                                                                                     (Unaudited)        (Unconsolidated)
                                                                                     -----------        ----------------
CURRENT ASSETS
     Cash                                                                         $           8,567     $          50,000
     Accounts receivable                                                                     15,439                     0
     Prepaid expenses                                                                           144                     0
     Loans receivable - related parties                                                       1,115                     0
                                                                                  -----------------     -----------------
                                                          TOTAL CURRENT ASSETS               25,265                50,000

PROPERTY, PLANT, AND EQUIPMENT
     Buildings                                                                               79,663                     0
     Plant and equipment                                                                    808,315                     0
     Vehicles                                                                                 5,005                     0
     Accumulated depreciation                                                                     0                     0
                                                                                  -----------------     -----------------
                                            NET PROPERTY, PLANT, AND EQUIPMENT              892,983                     0

OTHER ASSETS
     Timber rights                                                                        2,002,143                     0
     Loan - related party                                                                     3,207                     0
                                                                                  -----------------     -----------------
                                                                                          2,005,350                     0
                                                                                  -----------------     -----------------

                                                                                  $       2,923,598     $          50,000
                                                                                  =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses and accounts payable                                        $           9,635     $               0
                                                                                  -----------------     -----------------

                                                     TOTAL CURRENT LIABILITIES                9,635                     0

LONG-TERM LIABILITIES
     Loans payable - related parties                                                        428,327                     0
                                                                                  -----------------     -----------------
                                                                                            428,327                     0
                                                                                  -----------------     -----------------
                                                             TOTAL LIABILITIES              437,962                     0

SHAREHOLDERS' EQUITY Common stock par value $.001:
         100,000,000 shares authorized; 1,445,000 shares issued
         (1,100,000 at 12/31/95)                                                              1,445                 1,100
     Additional paid-in capital                                                           2,590,417                50,900
     (Deficit) accumulated during development stage                                        (110,691)               (2,000)
     Cumulative foreign currency translation adjustment                                       4,465                     0
                                                                                  -----------------     -----------------

                                                    TOTAL SHAREHOLDERS' EQUITY            2,485,636                50,000
                                                                                  -----------------     -----------------

                                                                                  $       2,923,598     $          50,000
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

                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/96         9/30/95        9/30/96        9/30/95       to 9/30/96
                                                  -------         -------        -------        -------       ----------

Income                                         $           0  $           0  $           0   $           0  $           0

General and administrative expenses                  107,720              0        108,691               0        110,691
                                               -------------  -------------  -------------   -------------  -------------
                                                     107,720              0        108,691               0        110,691
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                   (107,720)             0       (108,691)              0       (110,691)

PROVISION FOR INCOME TAXES                                 0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                         NET INCOME (LOSS)     $    (107,720) $           0  $    (108,691)  $           0  $    (110,691)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted
       average common share
       outstanding                             $        (.08) $         .00  $        (.09)  $         .00
                                               =============  =============  =============   =============

     Weighted average number of
       common shares outstanding                   1,327,609      1,000,000      1,177,482       1,000,000
                                               =============  =============  =============   =============



See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      Period from April 16, 1986 (Date of Inception) to September 30, 1996
                                   (UNAUDITED)

                                                                                                    Deficit          Cumulative
                                                                                                  Accumulated          Foreign
                                                     Common Stock              Additional           During            Currency
                                                   Par Value $0.001              Paid-in          Development        Translation
                                                Shares         Amount            Capital             Stage           Adjustment
                                                ------         ------            -------             -----           ----------
Balances at 4/16/86 (Date of Inception)                  0  $           0  $               0  $               0   $               0
   Issuance of common stock (restricted)
     at $.002 per share at 4/16/86               1,000,000          1,000              1,000                  0
Net loss for period                                                                                      (1,950)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/86                             1,000,000          1,000              1,000             (1,950)                  0
Net loss for year                                                                                           (10)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/87                             1,000,000          1,000              1,000             (1,960)                  0
Net loss for year                                                                                           (10)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/88                             1,000,000          1,000              1,000             (1,970)                  0
Net loss for year                                                                                           (10)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/89                             1,000,000          1,000              1,000             (1,980)                  0
Net loss for year                                                                                           (10)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/90                             1,000,000          1,000              1,000             (1,990)                  0
Net loss for year                                                                                           (10)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/91                             1,000,000          1,000              1,000             (2,000)                  0
Net loss for year                                                                                             0
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/92                             1,000,000          1,000              1,000             (2,000)                  0
Net income for year                                                                                           0
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/93                             1,000,000          1,000              1,000             (2,000)                  0
Net income for year                                                                                           0
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/94                             1,000,000          1,000              1,000             (2,000)                  0
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                  100,000            100             49,900
Net income for year                                                                                           0
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 12/31/95                             1,100,000          1,100             50,900             (2,000)                  0
   Issuance of common stock (Regulation
     S) at $.9796 per share to acquire
     subsidiary at 6/28/96                         100,000            100             97,860
   Issuance of common stock (Regulation
     S) at $8.73 per share to retire debt of
     subsidiary at 6/28/96                          45,000             45            392,857
   Issuance of common stock (Regulation
     S) at $10.00 per share to acquire
     subsidiary at 8/23/96                         200,000            200          1,999,800
   Minority interest adjustment                                                       49,000
   Foreign currency translation adjustment                                                                                    4,465
Net loss for period                                                                                    (108,691)
                                            --------------  -------------  -----------------  -----------------   -----------------
Balances at 9/30/96                              1,445,000  $       1,445  $       2,590,417  $        (110,691)  $           4,465
                                            ==============  =============  =================  =================   =================


See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Period from
                                                                                                                 4/16/86 (date
                                                        Three Months Ended              Nine Months Ended        of inception)
                                                       9/30/96        9/30/95        9/30/96         9/30/95      to 9/30/96
                                                       -------        -------        -------         -------      ----------
CASH FLOWS FROM OPERATING
       ACTIVITIES
         Net loss                                  $    (107,720) $            0  $    (108,691) $           0  $     (110,691)
         Adjustments to reconcile net (loss)
           to net cash required by operating
           activities:
              Amortization                                     0               0              0              0              50
              Foreign currency adjustment                  4,465               0          4,465              0           4,465
         Changes in assets and liabilities:
              Prepaid expenses                            39,999               0             (1)             0              (1)
              Accounts and loans receivable              (10,441)              0        (10,441)             0         (10,441)
              Accrued expenses and accounts
                 payable                                   5,910               0          5,910              0           5,910
                                                   -------------  --------------  -------------  -------------  --------------
                                                          39,933               0            (67)             0             (17)
                                                   -------------  --------------  -------------  -------------  --------------
                           NET CASH REQUIRED BY
                           OPERATING ACTIVITIES          (67,787)              0       (108,758)             0        (110,708)

CASH FLOWS FROM INVESTING
       ACTIVITIES
         Organization costs                                    0               0              0              0             (50)
         Purchase of equipment                          (138,803)              0       (138,803)             0        (138,803)
         Cash acquired from subsidiary                         0               0          1,385              0           1,385
                                                   -------------  --------------  -------------  -------------  --------------
                           NET CASH REQUIRED BY
                           INVESTING ACTIVITIES         (138,803)              0       (137,418)             0        (137,468)

CASH FLOWS FROM FINANCING
       ACTIVITIES
         Stock sold                                            0               0              0              0          52,000
         Loans - related parties                         204,743               0        204,743              0         204,743
                                                   -------------  --------------  -------------  -------------  --------------
                          NET CASH PROVIDED BY
                           FINANCING ACTIVITIES          204,743               0        204,743              0         256,743
                                                   -------------  --------------  -------------  -------------  --------------
                        NET INCREASE (DECREASE)
                                        IN CASH           (1,847)              0        (41,433)             0           8,567

CASH AT BEGINNING OF PERIOD                               10,414               0         50,000              0               0
                                                   -------------  --------------  -------------  -------------  --------------

                          CASH AT END OF PERIOD    $       8,567  $            0  $       8,567  $           0  $        8,567
                                                   =============  ==============  =============  =============  ==============


SUPPLEMENTAL  FINANCING  ACTIVITIES
     During the period ended June 30, 1996, the Company issued 100,000 shares of Regulation S common stock to acquire a subsidiary with net assets of $147,005 at market value. The Company also issued 45,000 shares of Regulation S common stock to retire a debt owed by its subsidiary in the amount of $392,902. During the quarter ended September 30, 1996, the Company issued 200,000 shares of Regulation S common stock to acquire the remaining one third of a subsidiary with net assets of $2,000,000 at market value.

See Selected Notes to Consolidated Financial Statements.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


NOTE 1:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated balance sheet and statements of cash flows and shareholders' equity as of September 30, 1996 include the accounts of the Company and its wholly owned subsidiary Pacific Forest (Fiji) Limited. The statement of operations for 1995 is for the Company only. The statement of operations for the nine months ended September 30, 1996 includes the operations of Fiji for the quarter then ended. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

At December 31, 1995 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

          Year Ended                      Expires                    Amount
    ------------------------    ---------------------------    -----------------
       December 31, 1986             December 31, 2001         $           1,950
       December 31, 1987             December 31, 2002                        10
       December 31, 1988             December 31, 2003                        10
       December 31, 1989             December 31, 2004                        10
       December 31, 1990             December 31, 2005                        10
       December 31, 1991             December 31, 2006                        10
                                                               -----------------
                                                               $           2,000
                                                               =================

Trading Securities
The Company has adopted the reporting requirements of Statement of Financial Accounting Standards No. 115 whereby trading securities are reported at market value.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               September 30, 1996



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

NOTE 3:               CAPITALIZATION

On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. On September 12, 1995, the Company sold an additional 100,000 shares of its common stock to Capital General Corporation for $50,000 cash for an average consideration of $.50 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value. On June 28, 1996, the Company sold 100,000 shares of its common stock for $430,000 for an average consideration of $4.30 per share for the acquisition of the Fijian subsidiary. On June 28, 1996, the Company sold 45,000 shares of its common stock for $393,000 for an average consideration of $8.73 to settle debts of the Fijian subsidiary. On August 23, 1996, the Company issued 200,000 shares of its common stock for an average consideration of $10.00 per share to acquire the remaining one third of the Fijian subsidiary in a transaction valued at $2,000,000.

NOTE 4:               BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

NOTE 5:               RELATED PARTY TRANSACTIONS

The Company utilizes space on a rent-free basis in the Sydney and New York offices of its principal shareholder, Chancellor Australia Pty Ltd. This arrangement is expected to continue. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                        (Formerly Zeus Enterprises, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               September 30, 1996



NOTE 6:               ACQUISITION OF SUBSIDIARY

On June 28, 1996 the Company issued 100,000 shares of its common stock to acquire 67% of the issued and outstanding capital of Pacific Crown (Fiji) Ltd., subsequently renamed Pacific Forest (Fiji) Limited, in a transaction accounted for under the purchase method of accounting. On August 23, 1996, the Company issued 200,000 shares of its common stock to acquire the remaining 33% of the issued and outstanding capital in a transaction accounted for under the purchase method of accounting.

                    PACIFIC FOREST CORPORATION AND SUBSIDIARY
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                               Year             Nine Months
                                                                                               ended               ended
                                                                                             12/31/95             9/30/96
                                                                                             --------             -------
Operating Revenue                                                                       $                0  $                0

Cost of Sales                                                                                            0                   0
                                                                                        ------------------  ------------------

                                                                   GROSS PROFIT (LOSS)                   0                   0

General and Administrative expenses                                                                204,605             187,797
                                                                                        ------------------  ------------------

                                                                                                   204,605             187,797
                                                                                        ------------------  ------------------

                                                     INCOME (LOSS) BEFORE INCOME TAXES            (204,605)           (187,797)

PROVISION FOR INCOME TAXES                                                                               0                   0
                                                                                        ------------------  ------------------

                                                                     NET INCOME (LOSS)  $         (204,605) $         (187,797)
                                                                                        ==================  ==================

INCOME (LOSS) PER COMMON SHARE
       Net income (loss) per weighted average common share
         outstanding                                                                    $             (.14) $             (.13)
                                                                                        ==================  ==================

Weighted average number of common shares outstanding                                             1,445,000           1,445,000
                                                                                        ==================  ==================
