Form 10-K
period 1996-12-31
ZEUS ENTERPRISES INC
filed 1997-04-29
CIK 866678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

         Commission File No. 33-55254-14

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
             (Exact name of Registrant as specified in its charter)

       NEVADA                                   87-0438451
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

73 SOUTH PALM AVENUE, SUITE 223
SARASOTA, FLORIDA                                         34236
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (941) 957-1009

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $37,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of April, 1997
$.001 PAR VALUE CLASS A COMMON STOCK                1,100,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE :
                                      None

                                     PART I

ITEM 1.  Business.

         The Company was incorporated under the laws of Utah on April 16, 1986 as Zeus Enterprises, Inc. and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations had been limited to the sale of shares to Capital General Corporation and the gifts of shares to the giftees. The Company has been in the process of investigating potential business ventures which, in the opinion of management, would provide a source of eventual profit to the Company. On May 31, 1996 the name was changed to Pacific Forest Corporation.

         On September 12, 1995, the Company, in consideration of the issuance of 100,000 authorized but unissued shares, acquired $50,000 from Capital General Corporation for $.50 per share. The price of the shares was arbitrarily decided upon by both parties. After the completion of the stock purchase, Capital General became the holder of approximately 30.6% of the issued and outstanding shares of the Company. Krista Castleton Nielson, former President and Director of the Company, and David R. Yeaman, former Secretary and Director of the Company are both officers and directors of Capital General.

During June of 1996, the Company acquired a subsidiary in Fiji and intended to operate in the timber processing industry. However, the necessary capital could not be raised and the transactions with the Fijian subsidiary were reversed, effective December 31, 1996.

         The Company will continue to try to expand through future acquisitions and will be extremely limited in its attempts to locate potential business situations for investigation. The Company plans to continue on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

         The analysis of business opportunities will be undertaken by or under the supervision of the Company's management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; profit potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

         It is not possible at present to predict the exact manner in which the Company may participate in future business opportunities. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. However, it is most likely that the Company will acquire a business venture by involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present directors may be required to resign in connection with a reorganization.

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the trans action. Substantial dilution of percentage equity ownership may result to the giftees, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of two years, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays, or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the giftees of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that their securities will be publicly-held will make it a reasonably attractive business prospect for other firms.

         As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

         In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions or investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company intends not to employ any of its affiliates, officers, directors or principal shareholders as consultants. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. It is anticipated that the total amount of fees paid to any consultant would not exceed $5,000 per transaction. The fee, it is anticipated, would be paid by the Company or by the potential target company. There are currently no contracts or agreements between any consultant and any companies that are searching for companies with which to merge.

         It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is also likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company's officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

         In addition to the severe limitations placed upon the Company by virtue of its limited funded status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

         The Company does not intend to take any action which would render it an investment company under The Investment Companies Act of 1940 (the "1940 Act"). The 1940 Act defines an investment company as one which (1) invests, reinvests or trades in securities as its primary business, (2) issues face-amount certificates of the installment type or (3) invests, reinvests, owns, holds or trades securities or owns or acquires investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The above 40 percent limitation may be exceeded so long as a company is primarily engaged, directly or through wholly-owned subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities. A wholly-owned subsidiary is defined as one which is at least 95% owned by the company.

         Neither the Company nor any of its officers or directors are registered as investment advisers under the Investment Advisers Act of 1940 (the "Advisers Act"), and so there is no authority to pursue any course of business or activities which would render the Company or its management "investment advisers" as defined in the Advisers Act. Management believes that registration under the Advisers Act is not required and that certain exemptions are available, including the exemptions for persons who may render advice to a limited number of other persons and who may advise other persons located in one state only.

         The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company has limited funds and other resources, it can fairly be said that nearly all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its limited funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

ITEM 2.  Properties.

         The Company owns no properties and utilizes space on a rent-free basis in the office of its President. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totaling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by
(1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b),
(1), (2), (3), (9), (11) and (12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3- 50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

         Capital General and David Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of said civil monetary penalties, and the said Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in said complaint and order were settled by agreement between the said Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of said consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so that it does not to apply to 27 of the respondent companies; however said order does still apply to the Company.

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, which includes the Company, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent
Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., Missouri Illinois Mining Co., Inc.

     Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub
nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

         Both of these actions sought suspension of transactional exemptions respecting the shares of these companies pursuant to Section 14 (3) of the Utah Uniform Securities Act. Capital General defended both actions on the grounds that the Utah Uniform Securities Act did not apply to gifts of securities, that the gifts were good faith gifts specifically exempted by the Act, and that in any event even if it had "sold" shares in violation of the Act, suspension of transactional exemptions was not an authorized remedy under the statute. These defenses were rejected at the administrative agency level, and upon judicial review at the District Court level and by the Utah Court of Appeals.

         See also Item 10 regarding legal proceedings against former officers and directors.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company's common stock is traded over the counter on the NASD Bulletin Board. There was no market value for the Company's common stock until the fourth quarter of 1995, at which time the low bid and the high bid was $.50 per share. During 1996, the stock's price ranged from a low of $.375 to a high of $6.375. The reported bids for the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The latest price in April, 1997 was a bid of $.125 and ask of $2.00.

         As of April, 1997, there were 759 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                           PACIFIC FOREST CORPORATION
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1996

                            1996        1995        1994        1993         1992
                          ----------   ----------  ---------   ----------  ---------

Total Assets..............        39       50,000          0            0           0
Revenues..................         0            0          0            0           0
Operating Expenses........    51,186            0          0            0           0
  Net Earnings (Loss).....   (51,186)           0          0            0           0

Per Share Data
  Earnings (Loss).........      (.05)           0          0            0           0

Average Common Shares
  Outstanding............. 1,100,000    1,029,167  1,000,000    1,000,000   1,000,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Current assets at December 31, 1996 were $39 as compared to net current assets at December 31, 1995 of $50,000. The decrease in current assets was due to a decrease in cash of $49,961 related mainly to paying $40,000 for an advertising program to raise capital for the Fijian operations.

         Net loss for the year was $51,186 which consisted mostly of advertising expense of $40,000 and other general and administrative expenses of $11,186.

         The Company has not received any income as of the year ended December 31, 1996, and has had limited operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.
The Company has not made a formal study of the economic potential of any venture.

         The Company will continue to try to expand through acquisitions and will be extremely limited in its attempts to locate potential business situations for investigation. The Company plans to continue on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

         Management anticipates that due to the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed at inception and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

        Name                  Age              Position
    Roger Tichenor             34         President, Director

         Roger Tichenor has been the President and sole Director of the Company since February 24, 1997. Mr. Tichenor is currently President of a private consulting company, Phoenix Capital, Inc. He is engaged in providing advice and counsel to small private companies that are seeking to go public. Mr. Tichenor provides consulting and strategy to public companies concerning business and financial plans, negotiating with potential merger and acquisition candidates and introductions into the financial community.

         Mr. Tichenor is 34 years of age and has been involved in the securities business since 1987. He began in the business as a registered representative and eventually became Branch Manager of a Chicago based stock and commodity firm. In 1993 he resigned his licenses to pursue his current endeavors.

         On February 8, 1996, David R. Yeaman, former Secretary/Treasurer and former Director, was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b-5
promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b- 5 (1986).

         On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count.

         The U.S. Securities and Exchange Commission, Securities Act of 1933 Release No. 7008 and Securities Exchange Act of 1934 Release No. 32669 announced that on July 23, 1993, it ordered David R. Yeaman and Capital General Corporation to permanently cease and desist from committing or causing further violations of Section 5(a) and (c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(g) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20 and 13d-1(c) thereunder.

         Krista Castleton Nielson , former President and former Director, was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 12b-20 thereunder. In addition, the Commission ordered the revocation of the registration of the common stock of Altara International, Inc., Arrow Management, Inc., Atlas Equity, Inc., Dynamic Associates, Inc., Energy Systems, Inc., Four Star Ranch, Inc., Panorama Industries, Inc., Partisan Corporation, Quiescent Corporation, Saber, Inc., Upsilon, Inc., Vicuna, Inc., Why Not?, Inc., Xebec Galleon, Inc., Zebu, Inc., and Zeus Enterprises, Inc. pursuant to Section 12(j) of the Exchange Act. The Commission found that each of the issuers had filed a registration statement on Form 10 that contained materially false and misleading statements in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

         Each of the respondents had submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S-1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933. Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S-1 as indicated by Commission File No. 33-55254.

ITEM 11.  Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                           Name and address                        Amount of              Percent
           Title of class                 of beneficial owner                beneficial ownership         of class
         -----------------     ---------------------------------------     -----------------------      ------------
         Common Stock          FYEO AVV                                                     250,000           22.73%
                               c/o Chancellor Group, Inc.
                               Level 2, 55 Hunter Street
                               Sydney, NSW 200 Australia

         Common Stock          Four Star Ranch1                                             180,800           16.44%
                               3098 So. Highland Drive, Suite 460
                               Salt Lake City, Utah  84106

                                           Name and address                      Amount of                 Percent
           Title of class                 of beneficial owner                beneficial ownership          of class
         -----------------     ---------------------------------------     -----------------------      ------------
         Common Stock          Roger Tichenor                                               100,000            9.09%
                               73 South Palm Avenue, Suite 223
                               Sarasota, Florida 34246

         Common Stock          Steve Guarino                                                100,000            9.09%
                               73 South Palm Avenue, Suite 223
                               Sarasota, Florida 34246

         Common Stock          All Officers and
                               Directors as a Group (1 person)                              100,000            9.09%

          1 Four Star Ranch is controlled by David R. Yeaman, a former officer and director.

ITEM 13.  Certain Relationships and Related Transactions.

                  No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         Financial Statements - December 31, 1996, 1995 and 1994

         Exhibit 27
         Financial Data Summary

         Reports on Form 8-K.
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PACIFIC FOREST CORPORATION

Date:    April 28, 1997             By: s\   Roger Tichenor
      --------------------              --------------------
                                         Roger Tichenor, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    April 28, 1997              By: s\   Roger Tichenor
       -------------------               --------------------
                                         Roger Tichenor, President and Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to
  Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                        Pursuant to Section 12 of the Act



                   No annual report or proxy material has been sent to security holders for the fiscal year ending December 31, 1996, nor is any such report or proxy material to be furnished to security holders subsequent to the filing of the annual report of this Form.

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                    CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                          10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS              SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                            TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS              FACSIMILE:       (801) 575-8306
------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Pacific Forest Corporation (A Development Stage Company)
(Formerly Zeus Enterprises, Inc.)

We have audited the accompanying balance sheets of Pacific Forest Corporation (formerly Zeus Enterprises, Inc.) (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of April 16, 1986 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Forest Corporation (formerly Zeus Enterprises, Inc.) (a development stage company) as of December 31, 1996 and 1995 and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of April 16, 1986 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $1,186 at December 31, 1996 and an accumulated deficit of $53,186. The Company has suffered losses and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                /s/ Smith & Company
                                             CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
April 24, 1997

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                      1996                    1995
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $              39     $          50,000
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                      39                50,000

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $              39               $50,000
                                                                                 =================     =================

             LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
         Accounts payable                                                        $           1,225     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                              1,225                     0

STOCKHOLDERS' EQUITY (DEFICIT) Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
          1,100,000 shares                                                                   1,100                 1,100
         Additional paid-in capital                                                         50,900                50,900
         Deficit accumulated during
          the development stage                                                            (53,186)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (1,186)               50,000
                                                                                 -----------------     -----------------

                                                                                 $              39     $          50,000
                                                                                 =================     =================

See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                       4/16/86
                                                                                                      (Date of
                                                             Year Ended December 31,                inception) to
                                                 1996               1995              1994            12/31/96
                                               ------------      -----------        -----------    --------------

Net sales                                      $          0      $         0        $         0    $            0
Cost of sales                                             0                0                  0                 0
                                               ------------      -----------        -----------    --------------

                      GROSS PROFIT                        0                0                  0                 0


General & administrative
 expenses                                            51,186                0                  0            53,186
                                               ------------      -----------        -----------    --------------

                          NET LOSS             $    (51,186)      $        0        $         0    $      (53,186)
                                               ============       ==========        ===========    ==============


Net income (loss) per weighted
 average share                                 $       (.05)      $      .00        $       .00
                                               ============       ==========        ===========


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                    1,100,000        1,029,167          1,000,000
                                               ============       ==========        ===========






See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                     Common Stock               Additional            During
                                                                   Par Value $0.001               Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------

Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1) (Note 6)                                   (100,000)            (100)            (97,860)
   Stock canceled (2) (Note 6)                                    (45,000)             (45)           (392,857)
   Stock canceled (3) (Note 6)                                   (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------

Balances at 12/31/96                                            1,100,000    $       1,100   $          50,900  $          (53,186)
                                                            =============    =============   =================  ==================


See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     4/16/86
                                                                                                    (Date of
                                                         Year Ended December 31,                  inception) to
                                                1996             1995               1994             12/31/96
                                           --------------    --------------    --------------    --------------
OPERATING ACTIVITIES
     Net income (loss)                     $      (51,186)   $            0    $            0    $      (53,186)
     Adjustments to reconcile net
     income (loss) to cash used by
     cash used by operating  activities:
         Amortization                                   0                 0                 0                50
     Changes in liabilities:
         Accounts payable                           1,225                 0                 0             1,225
                                           --------------    --------------    --------------    --------------

                      NET CASH USED BY
                  OPERATING ACTIVITIES            (49,961)                0                 0           (51,911)

INVESTING ACTIVITIES
     Organization costs                                 0                 0                 0               (50)
                                           --------------    --------------    --------------    --------------

                      NET CASH USED BY
                  INVESTING ACTIVITIES                  0                 0                 0               (50)

FINANCING ACTIVITIES
     Proceeds from sale of
      common stock                                      0            50,000                 0            52,000
                                           --------------    --------------    --------------    --------------

                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                  0            50,000                 0            52,000
                                           --------------    --------------    --------------    --------------

                 INCREASE (DECREASE) IN
                         CASH AND CASH
                  EQUIVALENTS                     (49,961)           50,000                 0                39

     Cash and cash equivalents
     at beginning of year                          50,000                 0                 0                 0
                                           --------------    --------------    --------------    --------------

                 CASH & CASH EQUIVALENTS
                        AT END OF YEAR     $           39    $       50,000    $            0    $           39
                                           ==============    ==============    ==============    ==============




See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              Accounting Methods
              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy:
              The Company has not yet adopted any policy regarding payment of dividends.

              Organization Costs:
              The Company amortized its organization costs over a five year period.

              Cash and Cash Equivalents
              For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

              Estimates
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

              Income Taxes:
              The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

              In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing January 1, 1993.

              At December 31, 1996 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $53,186 which expires as follows:

                  Year Ended                Expires             Amount
              -------------------     -------------------     ----------
               December 31, 1986       December 31, 2001      $    1,950
               December 31, 1987       December 31, 2002              10
               December 31, 1988       December 31, 2003              10
               December 31, 1989       December 31, 2004              10
               December 31, 1990       December 31, 2005              10
               December 31, 1991       December 31, 2006              10
               December 31, 1996       December 31, 2015          51,186
                                                              ----------
                                                              $   53,186
                                                              ==========

              A change in control of the Company and a lack of continuity of operations may reduce or limit the amount of the net operating loss than can be used in future years.

NOTE 2:       DEVELOPMENT STAGE COMPANY
              The Company was incorporated under the laws of the State of Utah on April 16, 1986 as Zeus Enterprises, Inc. and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On May 31, 1996, the name was changed to Pacific Forest Corporation. The Company is currently looking for business opportunities.

                           PACIFIC FOREST CORPORATION
                        (Formerly Zeus Enterprises, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1996


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

NOTE 4:       RELATED PARTY TRANSACTIONS
              The Company neither owns or leases any real property. Office services are provided, without charge, by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5:       GOING CONCERN
              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1996, the Company has a deficit in working capital of $1,186, a loss from operations for 1996 of $51,186 and an accumulated deficit of $53,186.

              Management feels that loans from related parties will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 6:       ACQUISITION AND DISPOSITION OF SUBSIDIARY
              On June 28, 1996, the Company issued 100,000 shares of Regulation S common stock to acquire 67% of Pacific Forest (Fiji) Limited ("Fiji"). On August 23, 1996, 200,000 shares of Regulation S common stock were issued to acquire the remaining 33% of Fiji. The Company intended to operate a timber milling operation in Fiji through the subsidiary. By December 31, 1996, it was evident that the Company would not succeed in obtaining the necessary capital to properly fund the Fiji operations. Accordingly, all transactions related to the subsidiary were canceled, effective December 31, 1996. The financial statements for 1996 do not reflect any activities of the former subsidiary. Audited financial information for the former subsidiary is not available and management believes the activities are not meaningful as the operations no longer relate to the Company.