Form 10QSB
period 1997-03-31
ZEUS ENTERPRISES INC
filed 1997-05-15
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended              March 31, 1997
                                                ----------------------------

                                       OR

[  ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
      Exchange Act of 1934

                  For the transition period from          to

Commission File Number              33-55254-14


                           PACIFIC FOREST CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                            87-0438451
(State or other jurisdiction of incorporation     (IRS Employer Identification
         or organization)                                   Number)

73 South Palm Avenue, Suite 223
Sarasota, Florida                                         34236
--------------------------------------------         --------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code                (941) 957-1009
                                              ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding as of April , 1997
---------------------------                  ----------------------------------
    CLASS A COMMON STOCK                              1,100,000 shares
      Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


Financial Statements                                                       Page

Balance Sheet as of March 31, 1997                                          F-1

Statements of Operations for the quarter ending March 31, 1997 and 1996     F-2

Statement of Shareholders' Equity for the period
     from April 16, 1986 to March 31, 1997                                  F-3

Statements of Cash Flows for the quarter ending March 31, 1997 and 1996     F-4

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


Results of Operations

During the quarter ended March 31, 1997, the Company had no operations. The Company's only expense was bank charges of $30. The Company is continuing to look for a viable business opportunity.

Liquidity and Capital Resources

At March 31, 1997, the Company has a deficit in working capital of $1,216. Management believes that related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Impact of Inflation

The Company believes that its activities are not materially affected by inflation.

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

                            Item 5. Other Information
-------------------------------------------------------------------------------


On February 24, 1997, Neil Green and David Stevens, who were the only officers and directors, appointed Roger Tichenor as the Company's President and Director and then resigned as officers and directors, leaving Mr. Tichenor as the sole Officer and Director.

Mr. Tichenor recently acquired 250,000 shares of the Company's common stock from FYEO A.V.V. and presently owns 350,000 shares of the Company's common stock. At March 31, 1997, the Company had 1,100,000 issued and outstanding shares of common stock.

-------------------------------------------------------------------------------

                    Item 6. Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------


(a)  The following exhibits are included in this filing:

     27  Financial Data Schedule

(b)  Reports on Form 8-K - Not applicable.

                                                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PACIFIC FOREST CORPORATION



By:     s/ Roger Tichenor
       Roger Tichenor, President

Dated:    May 14, 1997

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

ASSETS                                                                                                       3/31/97
                                                                                                           (Unaudited)
                                                                                                        -----------------
CURRENT ASSETS
     Cash                                                                                               $               9
     Prepaid expenses                                                                                               1,500
                                                                                                        -----------------
                                                                                 TOTAL CURRENT ASSETS               1,509
                                                                                                        -----------------
                                                                                                        $           1,509
                                                                                                        =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                                   $           1,225
     Payable - officer                                                                                              1,500
                                                                                                        -----------------

                                                                            TOTAL CURRENT LIABILITIES               2,725
                                                                                                        -----------------

                                                                                    TOTAL LIABILITIES               2,725

SHAREHOLDERS' DEFICIT
     Common stock par value $.001:
         100,000,000 shares authorized; 1,100,000 shares issued                                                     1,100
     Additional paid-in capital                                                                                    50,900
     (Deficit) accumulated during development stage                                                               (53,216)
                                                                                                        -----------------

                                                                          TOTAL SHAREHOLDERS' DEFICIT              (1,216)
                                                                                                        -----------------
                                                                                                        $           1,509
                                                                                                        =================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                                                   Three Months Ended        of inception)
                                                                                 3/31/97        3/31/96       to 3/31/97
                                                                             -------------   -------------  -------------
Income                                                                       $           0   $           0  $           0

General and administrative expenses                                                     30               0         53,216
                                                                             -------------   -------------  -------------
                                                                                        30               0         53,216
                                                                             -------------   -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                      (30)              0        (53,216)

PROVISION FOR INCOME TAXES                                                               0               0              0
                                                                             -------------   -------------  -------------

                                                          NET INCOME (LOSS)  $         (30)  $           0  $     (53,216)
                                                                             =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted average common
       share outstanding                                                     $        (.00)  $         .00
                                                                             =============   =============

     Weighted average number of common shares outstanding                        1,100,000       1,100,000
                                                                             =============   =============

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                     Common Stock               Additional            During
                                                                   Par Value $0.001               Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------
Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1)                                            (100,000)            (100)            (97,860)
   Stock canceled (2)                                             (45,000)             (45)           (392,857)
   Stock canceled (3)                                            (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------

Balances at 12/31/96                                            1,100,000            1,100              50,900             (53,186)
   Net loss for quarter                                                                                                        (30)
                                                            -------------    -------------   -----------------  ------------------

Balances at 3/31/97                                             1,100,000    $       1,100   $          50,900  $          (53,216)
                                                            =============    =============   =================  ==================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Period from
                                                                                                                 4/16/86 (date
                                                                                       Three Months Ended        of inception)
                                                                                     3/31/97         3/31/96      to 3/31/97
                                                                                  -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $         (30) $           0  $      (53,216)
     Adjustments to reconcile net (loss) to net cash required by operating activities:
         Amortization                                                                         0              0              50
     Changes in assets and liabilities:
         Prepaid expenses                                                                (1,500)             0          (1,500)
         Accounts payable                                                                     0              0           1,225
         Payable - officer                                                                1,500              0           1,500
                                                                                  -------------  -------------  --------------
                                                                                              0              0           1,275
                                                                                  -------------  -------------  --------------

                                       NET CASH REQUIRED BY OPERATING ACTIVITIES            (30)             0         (51,941)

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                                       0              0             (50)
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY INVESTING ACTIVITIES              0              0             (50)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sold                                                                               0              0          52,000
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES              0              0          52,000
                                                                                  -------------  -------------  --------------


                                                 NET INCREASE (DECREASE) IN CASH            (30)             0               9

CASH AT BEGINNING OF PERIOD                                                                  39         50,000               0
                                                                                  -------------  -------------  --------------

                                                           CASH AT END OF PERIOD  $           9  $      50,000  $            9
                                                                                  =============  =============  ==============


SUPPLEMENTAL FINANCING ACTIVITIES
   During the period ended June 30, 1996, the Company issued 100,000 shares of restricted common stock to acquire a subsidiary with net assets of $147,005 at market value. The Company also issued 45,000 shares of its restricted common stock to retire a debt owed by its subsidiary in the amount of $392,902. The transactions were later rescinded, effective December 31, 1996.