Form 10QSB
period 1997-06-30
ZEUS ENTERPRISES INC
filed 1997-08-07
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997
                                    -------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from            to

Commission File Number:  33-55254-14


                           PACIFIC FOREST CORPORATION
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                         87-0438451
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                    Number)

73 South Palm Avenue, Suite 223
Sarasota, Florida                                         34236
--------------------------------------------         --------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code                (941) 957-1009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                              Outstanding as of July 1, 1997
-----------------------               ---------------------------------------
 CLASS A COMMON STOCK                           1,100,000 shares
  Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


Financial Statements                                                       Page

Balance Sheet as of June 30, 1997                                           F-1

Statements of Operations for the quarter and six months ending
     June 30, 1997 and 1996                                                 F-2

Statement of Changes in Shareholders' Equity (Deficit) for the period
     from April 16, 1986 to June 30, 1997                                   F-3

Statements of Cash Flows for the six months ending June 30, 1997 and 1996   F-4

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


Results of Operations

During the six months ended June 30, 1997, the Company had no operations. The Company's only expenses were administrative in nature in the amount of $5,160. The Company is continuing to look for a viable business opportunity.

Liquidity and Capital Resources

At June 30, 1997, the Company has a deficit in working capital of $6,346. Management believes that related parties will provide sufficient working capital to allow the Company to continue as a going concern.

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

Mr. Tichenor recently acquired 250,000 shares of the Company's common stock from FYEO A.V.V. and presently owns 350,000 shares of the Company's common stock. At June 30, 1997, the Company had 1,100,000 issued and outstanding shares of common stock.

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

PACIFIC FOREST CORPORATION



By:     s/ Roger Tichenor
       Roger Tichenor, President

Dated:    August 6, 1997

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

ASSETS                                                                                                       6/30/97
                                                                                                           (Unaudited)
                                                                                                        -----------------
CURRENT ASSETS
     Cash                                                                                               $               0
                                                                                                        -----------------
                                                                                 TOTAL CURRENT ASSETS                   0

                                                                                                        $               0
                                                                                                        =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                                   $           1,600
     Payable - officer                                                                                              4,746
                                                                                                        -----------------

                                                                            TOTAL CURRENT LIABILITIES               6,346
                                                                                                        -----------------

                                                                                    TOTAL LIABILITIES               6,346

SHAREHOLDERS' DEFICIT
     Common stock par value $.001:
        100,000,000 shares authorized; 1,100,000 shares issued                                                         1,100
     Additional paid-in capital                                                                                    50,900
     (Deficit) accumulated during development stage                                                               (58,346)
                                                                                                        -----------------

                                                                          TOTAL SHAREHOLDERS' DEFICIT              (6,346)
                                                                                                        -----------------

                                                                                                        $               0
                                                                                                        =================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                    Three Months Ended              Six Months Ended         of inception)
                                                  6/30/97         6/30/96        6/30/97        6/30/96       to 6/30/97
                                               -------------  -------------  -------------   -------------  -------------

Income                                         $           0  $           0  $           0   $           0  $           0

General and administrative expenses                    5,130            971          5,160             971         58,346
                                               -------------  -------------  -------------   -------------  -------------
                                                       5,130            971          5,160             971         58,346
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                       (5,130)          (971)        (5,160)           (971)       (58,346)

PROVISION FOR INCOME TAXES                                 0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)   $      (5,130) $        (971) $      (5,160)  $        (971) $     (58,346)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
   Net income (loss)  per weighted average
      common share outstanding                 $        (.00) $        (.00) $        (.00)  $        (.00)
                                               =============  =============  =============   =============

   Weighted average number of common
      shares outstanding                           1,100,000      1,103,187      1,100,000       1,101,593
                                               =============  =============  =============   =============

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                     Common Stock               Additional            During
                                                                   Par Value $0.001               Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------

Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1)                                            (100,000)            (100)            (97,860)
   Stock canceled (2)                                             (45,000)             (45)           (392,857)
   Stock canceled (3)                                            (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------

Balances at 12/31/96                                            1,100,000            1,100              50,900             (53,186)
   Net loss for period                                                                                                      (5,160)
                                                            -------------    -------------   -----------------  ------------------

Balances at 6/30/97                                             1,100,000    $       1,100   $          50,900  $          (58,346)
                                                            =============    =============   =================  ==================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Period from
                                                                                                                 4/16/86 (date
                                                                                        Six Months Ended         of inception)
                                                                                     6/30/97         6/30/96      to 6/30/97
                                                                                  -------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $      (5,160) $        (971) $      (58,346)
     Adjustments to reconcile net (loss) to net cash required by operating activities:
         Amortization                                                                         0              0              50
     Changes in assets and liabilities:
         Prepaid expenses                                                                     0        (40,000)              0
         Accounts payable                                                                   375              0           1,600
         Payable - officer                                                                4,746              0           4,746
                                                                                  -------------  -------------  --------------
                                                                                          5,121        (40,000)          6,396
                                                                                  -------------  -------------  --------------

                                       NET CASH REQUIRED BY OPERATING ACTIVITIES            (39)       (40,971)        (51,950)

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                                       0              0             (50)
     Cash acquired from subsidiary                                                            0          1,385               0
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY INVESTING ACTIVITIES              0          1,385             (50)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sold                                                                               0              0          52,000
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES              0              0          52,000
                                                                                  -------------  -------------  --------------


                                                          NET (DECREASE) IN CASH            (39)       (39,586)              0

CASH AT BEGINNING OF PERIOD                                                                  39         50,000               0
                                                                                  -------------  -------------  --------------

                                                           CASH AT END OF PERIOD  $           0  $      10,414  $            0
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