Form 10QSB
period 1997-09-30
ZEUS ENTERPRISES INC
filed 1997-10-17
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended              September 30, 1997
                                    --------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from               to

Commission File Number              33-55254-14


                           PACIFIC FOREST CORPORATION
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   87-0438451
(State or other jurisdiction of incorporation      (IRS Employer
         or organization)                         Identification Number)

73 South Palm Avenue, Suite 223
Sarasota, Florida                                         34236
--------------------------------------------         --------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code                (941) 957-1009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                          Outstanding as of September 30, 1997
------------------------              --------------------------------------
 CLASS A COMMON STOCK                           1,100,000 shares
   Par Value $0.001

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                          Item 1. Financial Statements
-------------------------------------------------------------------------------


Financial Statements                                                     Page

Balance Sheet as of September 30, 1997                                    F-1

Statements of Operations for the quarter and nine months ending
     September 30, 1997 and 1996                                          F-2

Statements of Changes in Shareholders' Equity (Deficit)
    for the period from April 16, 1986 to September 30, 1997              F-3

Statements of Cash Flows for the nine months ending
    September 30, 1997 and 1996                                           F-4

-------------------------------------------------------------------------------

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------


Results of Operations
During the nine months ended September 30, 1997, the Company had no operations. The Company's only expenses were administrative in nature in the amount of $5,585. The Company is continuing to look for a viable business opportunity.

Liquidity and Capital Resources
At September 30, 1997, the Company has a deficit in working capital of $6,771. Management believes that related parties will provide sufficient working capital to allow the Company to continue as a going concern.

Subsequent to September 30, 1997, the Company issued 100,000 shares of restricted common stock to its president in payment of $5,000 owed to him.

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

Mr. Tichenor recently acquired 250,000 shares of the Company's common stock from FYEO A.V.V. and presently owns 350,000 shares of the Company's common stock. At September 30, 1997, the Company had 1,100,000 issued and outstanding shares of common stock.

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

PACIFIC FOREST CORPORATION



By:    /s/
       Roger Tichenor, President

Dated:   17 October 1997

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


ASSETS                                                                                                       9/30/97
                                                                                                           (Unaudited)
                                                                                                        -----------------
CURRENT ASSETS
     Cash                                                                                               $               0
                                                                                                        -----------------
                                                                                 TOTAL CURRENT ASSETS                   0
                                                                                                        -----------------

                                                                                                        $               0
                                                                                                        =================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                                   $           1,225
     Payable - officer                                                                                              5,546
                                                                                                        -----------------

                                                                            TOTAL CURRENT LIABILITIES               6,771

                                                                                    TOTAL LIABILITIES               6,771

SHAREHOLDERS' DEFICIT Common stock par value $.001:
         100,000,000 shares authorized; 1,100,000 shares issued                                                     1,100
     Additional paid-in capital                                                                                    50,900
     (Deficit) accumulated during development stage                                                               (58,771)
                                                                                                        -----------------

                                                                          TOTAL SHAREHOLDERS' DEFICIT              (6,771)
                                                                                                        -----------------

                                                                                                        $               0
                                                                                                        =================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Period from
                                                                                                             4/16/86 (date
                                                    Three Months Ended              Nine Months Ended        of inception)
                                                  9/30/97        9/30/96 *       9/30/97       9/30/96 *      to 9/30/97
                                               -------------  -------------  -------------   -------------  -------------
Income                                         $           0  $           0  $           0   $           0  $           0

General and administrative expenses                      425        107,720          5,585         108,691         58,771
                                               -------------  -------------  -------------   -------------  -------------
                                                         425        107,720          5,585         108,691         58,771
                                               -------------  -------------  -------------   -------------  -------------

INCOME (LOSS) BEFORE
   INCOME TAXES                                         (425)      (107,720)        (5,585)       (108,691)       (58,771)

PROVISION FOR INCOME TAXES                                 0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)   $        (425) $    (107,720) $      (5,585)  $    (108,691) $     (58,771)
                                               =============  =============  =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
   Net income (loss)  per weighted average
      common share outstanding                 $        (.00) $        (.08) $        (.01)  $        (.09)
                                               =============  =============  =============   =============

   Weighted average number of common
      shares outstanding                           1,100,000      1,327,609      1,100,000       1,177,482
                                               =============  =============  =============   =============


* Reflects activity of a former subsidiary no longer owned by the Company.

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                     Common Stock               Additional            During
                                                                   Par Value $0.001               Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------
Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1)                                            (100,000)            (100)            (97,860)
   Stock canceled (2)                                             (45,000)             (45)           (392,857)
   Stock canceled (3)                                            (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/96                                            1,100,000            1,100              50,900             (53,186)
   Net loss for period                                                                                                      (5,585)
                                                            -------------    -------------   -----------------  ------------------

Balances at 9/30/97                                             1,100,000    $       1,100   $          50,900  $          (58,771)
                                                            =============    =============   =================  ==================

                           PACIFIC FOREST CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                  Period from
                                                                                                                 4/16/86 (date
                                                                                        Nine Months Ended        of inception)
                                                                                     9/30/97         9/30/96      to 9/30/97
                                                                                  -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $      (5,585) $    (108,691) $      (58,771)
     Adjustments to reconcile net (loss) to net cash required by operating activities:
         Amortization                                                                         0              0              50
         Foreign currency adjustment                                                          0          4,465               0
     Changes in assets and liabilities:
         Prepaid expenses                                                                     0             (1)              0
         Accounts and loans receivable                                                        0        (10,441)              0
         Accounts payable                                                                     0          5,910           1,225
         Payable - officer                                                                5,546              0           5,546
                                                                                  -------------  -------------  --------------
                                                                                          5,546            (67)          6,821
                                                                                  -------------  -------------  --------------

                                       NET CASH REQUIRED BY OPERATING ACTIVITIES            (39)      (108,758)        (51,950)

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                                       0              0             (50)
     Purchase of equipment                                                                    0       (138,803)              0
     Cash acquired from subsidiary                                                            0          1,385               0
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY INVESTING ACTIVITIES              0       (137,418)            (50)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sold                                                                               0              0          52,000
     Loans - related parties                                                                  0        204,743               0
                                                                                  -------------  -------------  --------------

                                       NET CASH PROVIDED BY FINANCING ACTIVITIES              0        204,743          52,000
                                                                                  -------------  -------------  --------------


                                                          NET (DECREASE) IN CASH            (39)       (41,433)              0

CASH AT BEGINNING OF PERIOD                                                                  39         50,000               0
                                                                                  -------------  -------------  --------------

                                                           CASH AT END OF PERIOD  $           0  $       8,567  $            0
                                                                                  =============  =============  ==============


SUPPLEMENTAL FINANCING ACTIVITIES
   During the period ended September 30, 1996, the Company issued 100,000 shares of restricted common stock to acquire a subsidiary with net assets of $147,005 at market value. The Company also issued 45,000 shares of its restricted common stock to retire a debt owed by its subsidiary in the amount of $392,902. The transactions were later rescinded, effective December 31, 1996.