Form 10KSB
period 1997-12-31
PACIFIC FOREST CORP
filed 1998-01-22
CIK 866678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997
                                    OR

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year $0

As of January 13, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $162,500

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of January 14, 1998
-------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                    1,200,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE :
                                      None

Transitional Small Business Disclosure Format:   [ ] Yes [X] No

                                     PART I

ITEM 1.  Business.

         The Company was incorporated under the laws of Utah on April 16, 1986 as Zeus Enterprises, Inc. and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations have been very limited. The Company has been in the process of investigating potential business ventures which, in the opinion of management, would provide a source of eventual profit to the Company. On May 31, 1996 the name was changed to Pacific Forest Corporation.

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

         Management anticipates that, due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

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

         It is not possible at present to predict the exact manner in which the Company may participate in future business opportunities. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, license, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. However, it is most likely that the Company will acquire a business venture by involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in additional dilution to the book value of the shares and loss of control of a majority of the shares. The Company's present director may be required to resign in connection with a reorganization.

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the trans action. Substantial dilution of percentage equity ownership may result to the minority shareholders, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays, or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the original minority shareholders of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that its securities will be publicly-held will make it a reasonably attractive business prospect for other firms.

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

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company's common stock is traded over the counter on the NASD Bulletin Board under the symbol PFSS. There was no market value for the Company's common stock until the fourth quarter of 1995, at which time the low bid and the high bid was $.50 per share. During 1996, the stock's price ranged from a low of $.375 to a high of $6.375. During 1997 the stock's price ranged from a low of $.06 to a high of $.37. The reported bids for the

Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The latest price in January was a bid of $.25 and ask of $.62.

         As of December, 1997, there were 697 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Current assets at December 31, 1997 were $0 as compared to net current assets at December 31, 1996 of $39. The decrease in current assets was due to a decrease in cash of $39 related to bank service charges.

         Net loss for the year was $3,814 which consisted of general and administrative expenses.

         The Company has not received any income as of the year ended December 31, 1997, and has had limited operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.
The Company has not made a formal study of the economic potential of any venture.

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

ITEM 7.  Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

  The following table shows the positions held by the Company's officer and director. The director was appointed in February, 1997 and will serve until the next annual meeting of the Company's stockholders, and until his successors have been elected and have qualified. The officer was appointed to his position, and continues in such position, at the discretion of the director.

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

ITEM 10.  Executive Compensation.

         The Company has made no arrangements for the remuneration of its officer and director, except that he will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officer or director prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that the officer and director is expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that the present officer or director of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by the director and by the officer and director as a group.

                                           Name and address                         Amount of              Percent
           Title of class                 of beneficial owner                 beneficial ownership     of class
         Common Stock          Roger Tichenor                                           450,000           37.50%
                               73 South Palm Avenue, Suite 223
                               Sarasota, Florida 34236



         Common Stock          Steve Guarino                                            100,000            8.34%
                               73 South Palm Avenue, Suite 223
                               Sarasota, Florida 34236

         Common Stock          All Officers and
                               Directors as a Group (1 person)                          450,000           37.50%

ITEM 12.  Certain Relationships and Related Transactions.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year. However, the Company's officer, director and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

                                     PART IV

ITEM 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         Financial Statements - December 31, 1997, 1996 and 1995

         Exhibit 27
         Financial Data Summary

         Reports on Form 8-K.
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PACIFIC FOREST CORPORATION

Date:    January 22, 1998                 By:     /s/ Roger Tichenor
      -------------------------              -----------------------
                                          Roger Tichenor, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    January 22, 1998             By:     /s/ Roger Tichenor
     --------------------------          -----------------------
                                      Roger Tichenor, President and Director

     Supplemental Information to be Furnished With Reports Filed Pursuant to
  Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                        Pursuant to Section 12 of the Act



     No annual report or proxy material has been sent to security holders for the fiscal year ending December 31, 1997, nor is any such report or proxy material to be furnished to security holders subsequent to the filing of the annual report of this Form.

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                     CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                           10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS               SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                             TELEPHONE:       (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS               FACSIMILE:       (801) 575-8306
-------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Pacific Forest Corporation (A Development Stage Company)

We have audited the accompanying balance sheets of Pacific Forest Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Forest Corporation (a development stage company) as of December 31, 1997 and 1996 and the results of its operations, changes in stockholders' equity (deficit) and its cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements at December 31, 1997 the Company has an accumulated deficit of $57,000. The Company has suffered losses and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                        /s/   Smith & Company
                                        CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
January 13, 1998

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                               December 31,
                                                                                      1997                    1996
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $               0     $              39
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                       0                    39

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $               0     $              39
                                                                                 =================     =================

             LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
         Accounts payable                                                        $               0     $           1,225
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                                  0                 1,225

STOCKHOLDERS' EQUITY (DEFICIT)
         Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding
         1,200,000 shares (1,100,000 at 12-31-96)                                            1,200                 1,100
         Additional paid-in capital                                                         55,800                50,900
         Deficit accumulated during
          the development stage                                                            (57,000)              (53,186)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       0                (1,186)
                                                                                 -----------------     -----------------

                                                                                 $               0     $              39
                                                                                 =================     =================

See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                       4/16/86
                                                                                                      (Date of
                                                              Year Ended December 31,                inception) to
                                                   1997               1996              1995            12/31/97
                                                ------------      -----------        -----------     --------------
Net sales                                       $          0      $         0        $         0     $            0
Cost of sales                                              0                0                  0                  0
                                                ------------      -----------        -----------     --------------

                      GROSS PROFIT                         0                0                  0                  0


General & administrative
 expenses                                              3,814           51,186                  0             57,000
                                                ------------      -----------        -----------     --------------

                          NET LOSS              $     (3,814)     $   (51,186)       $         0     $      (57,000)
                                                ============      ===========        ===========     ==============


Net income (loss) per weighted
 average share                                  $       (.00)     $      (.05)       $       .00
                                                ============      ===========        ===========


Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                     1,120,833        1,100,000          1,000,000
                                                ============      ===========        ===========








See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                     Common Stock               Additional            During
                                                                   Par Value $0.001               Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------
Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1) (Note 6)                                   (100,000)            (100)            (97,860)
   Stock canceled (2) (Note 6)                                    (45,000)             (45)           (392,857)
   Stock canceled (3) (Note 6)                                   (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/96                                            1,100,000            1,100              50,900             (53,186)
   Issuance of common stock to officer at $.05 per
     share to retire debt at 10/12/97                             100,000              100               4,900
   Net loss for year                                                                                                        (3,814)
                                                            -------------    -------------   -----------------  ------------------

Balances at 12/31/97                                            1,200,000    $       1,200   $          55,800  $          (57,000)
                                                            =============    =============   =================  ==================


See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                     4/16/86
                                                                                                    (Date of
                                                         Year Ended December 31,                  inception) to
                                                1997             1996               1995             12/31/97
                                           --------------    --------------    --------------    ---------------
OPERATING ACTIVITIES
     Net income (loss)                     $       (3,814)   $      (51,186)   $            0    $      (57,000)
     Adjustments to reconcile net
     income (loss) to cash used by
     operating  activities:
         Amortization                                   0                 0                 0                50
     Changes in liabilities:
         Accounts payable                          (1,225)            1,225                 0                 0
                                           --------------    --------------    --------------    --------------

                      NET CASH USED BY
                  OPERATING ACTIVITIES             (5,039)          (49,961)                0           (56,950)

INVESTING ACTIVITIES
     Organization costs                                 0                 0                 0               (50)
                                           --------------    --------------    --------------    --------------

                      NET CASH USED BY
                  INVESTING ACTIVITIES                  0                 0                 0               (50)

FINANCING ACTIVITIES
     Proceeds from sale of
      common stock                                  5,000                 0            50,000            57,000
                                           --------------    --------------    --------------    --------------

                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES              5,000                 0            50,000            57,000
                                           --------------    --------------    --------------    --------------

                INCREASE (DECREASE) IN
                         CASH AND CASH
                           EQUIVALENTS                (39)          (49,961)           50,000                 0

     Cash and cash equivalents
     at beginning of year                              39            50,000                 0                 0
                                           --------------    --------------    --------------    --------------

               CASH & CASH EQUIVALENTS
                        AT END OF YEAR     $            0    $           39    $       50,000    $            0
                                           ==============    ==============    ==============    ==============




See Notes to Financial Statements.

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
              Accounting Methods:
              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy:
              The Company has not yet adopted any policy regarding payment of dividends.

              Organization Costs:
              The Company amortized its organization costs over a five year period.

              Cash and Cash Equivalents:
              For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

              Estimates:
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

              At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $57,000 which expires as follows:

                                 Year Ended                                 Expires                    Amount
                   --------------------------------------     -------------------------------      --------------
                              December 31, 1986                        December 31, 2001           $        1,950
                              December 31, 1987                        December 31, 2002                       10
                              December 31, 1988                        December 31, 2003                       10
                              December 31, 1989                        December 31, 2004                       10
                              December 31, 1990                        December 31, 2005                       10
                              December 31, 1991                        December 31, 2006                       10
                              December 31, 1996                        December 31, 2011                   51,186
                              December 31, 1997                        December 31, 2012                    3,814
                                                                                                   --------------
                                                                                                   $       57,000
                                                                                                   ==============

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

                           PACIFIC FOREST CORPORATION
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1997 and 1996



NOTE 3:       CAPITALIZATION
              On the date of incorporation, the Company sold 1,000,000 shares of its common stock for $2,000 cash for an average consideration of $.002 per share. On September 12, 1995, the Company sold an additional 100,000 shares of its common stock for $50,000 cash for an average consideration of $.50 per share. On October 12, 1997 the Company issued 100,000 shares at $.05 per share to retire debt owed to its officer. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4:       RELATED PARTY TRANSACTIONS
              The Company neither owns or leases any real property. Office services are provided, without charge, by current management. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. During 1997, the President forgave $2,621 of expenses paid on behalf of the Company. The forgiveness is reflected as a reduction of general and administrative expenses.

NOTE 5:       GOING CONCERN
              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1997, the Company has a loss from operations for 1997 of $3,814 and an accumulated deficit of $57,000.

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