Form 10QSB
period 1998-03-31
GREEN CAPITAL GROUP INC
filed 1998-07-24
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998
                                        --------------

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the transition period from _______ to _______

Commission File Number 33-55254-14
                       -----------

                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                  87-0438451
---------------------------------------------    -----------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification
         or organization)                                  Number)

1221 Brickell Avenue, Suite 905
Miami, Florida                                               33131
--------------------------------------------            ---------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code (305) 377-8796
                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of July 1,1998
     --------------------                   -----------------------------
     CLASS A COMMON STOCK                        15,616,073 shares
     Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          Item 1. Financial Statements
--------------------------------------------------------------------------------

Financial Statements                                                        Page

Balance Sheet as of March 31, 1998                                          F-1

Statements of Operations for the quarter ending March 31, 1998 and 1997     F-2

Statement of Shareholders' Equity for the period
     from April 16, 1986 to March 31, 1998                                  F-3

Statements of Cash Flows for the quarter ending March 31, 1998 and 1997     F-4

Note to Unaudited Financial Statements                                      F-5

--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------


Results of Operations
---------------------

During the quarter ended March 31, 1998, the Registrant had no operations. The Registrant's only expenses were administrative in nature in the amount of $6,250. The expenses related to public filings, looking for a new business venture, and other administrative expenses.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Registrant had no assets or liabilities. Management believes that the acquisition of Green Capital N.V. as disclosed in Item 5 will provide sufficient working capital to allow the Registrant to continue as a going concern.

Impact of Inflation
-------------------

The Registrant believes that its activities are not materially affected by inflation.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                            Item 5. Other Information
--------------------------------------------------------------------------------

Effective as of April 14, 1998, the Registrant acquired Green Capital N.V., a privately held Netherlands Antilles company, through an exchange of shares. As a result of the acquisition, which was approved by a majority of the issued and outstanding shares of the Registrant, Green Capital N.V. became a wholly-owned subsidiary of the Registrant. In accordance with the terms of an exchange agreement among the parties, the Registrant effected a 2.1 for 1 forward split of its issued and outstanding common stock prior to the acquisition. Further, the Registrant changed its name to Green Capital Group, Inc. and adopted a stock option plan. The sole officer and director of the Registrant resigned and the officer and directors of Green Capital N.V. became the officer and directors of the Registrant.

--------------------------------------------------------------------------------
                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a) The following exhibits are included in this filing:

     27  Financial Data Schedule

(b) Reports on Form 8-K:

     A Current Report on Form 8-K reporting the acquisition of Green Capital N.V. was filed on May 7, 1998 with the Commission.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               GREEN CAPITAL GROUP, INC.

                                                By: /s/ Oscar S. Christian
                                                -----------------------------
                                                Oscar S. Christian, President


                                                Dated :   July 23, 1998


                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

ASSETS                                                                            3/31/98
------                                                                          (Unaudited)
                                                                             -----------------

CURRENT ASSETS
     Cash                                                                    $               0
                                                                             -----------------
TOTAL CURRENT ASSETS                                                         $               0
                                                                             =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                        $               0
                                                                             -----------------
TOTAL CURRENT LIABILITIES                                                                    0
                                                                             -----------------
TOTAL LIABILITIES                                                                            0

SHAREHOLDERS' EQUITY Common stock par value $.001:
         100,000,000 shares authorized; 1,325,000 shares issued                          1,325
     Additional paid-in capital                                                         61,925
     (Deficit) accumulated during development stage                                    (63,250)
                                                                             -----------------
TOTAL SHAREHOLDERS' EQUITY                                                                   0
                                                                             -----------------
                                                                             $               0
                                                                             =================


                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended         Period from
                                                                                       March 31,            4/16/86 (date
                                                                             -----------------------------   of inception)
                                                                                  1998           1997         to 3/31/98
                                                                             -------------   -------------  -------------
Income                                                                       $           0   $           0  $           0

General and administrative expenses                                                  6,250              30         63,250
                                                                             -------------   -------------  -------------
                                                                                     6,250              30         63,250
                                                                             -------------   -------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                                                   (6,250)            (30)       (63,250)

PROVISION FOR INCOME TAXES                                                               0               0              0
                                                                             -------------   -------------  -------------

NET INCOME (LOSS)                                                             $     (6,250)  $         (30) $     (63,250)
                                                                             =============   =============  =============

INCOME (LOSS) PER COMMON SHARE
     Net income (loss)  per weighted average common
       share outstanding                                                     $        (.01)  $         .00
                                                                             =============   =============

     Weighted average number of common shares outstanding                        1,234,722       1,100,000
                                                                             =============   =============


                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                   Common Stock                                       Deficit
                                                            ------------------------------                          Accumulated
                                                                   Par Value $0.001             Additional            During
                                                            ------------------------------        Paid-in           Development
                                                               Shares            Amount           Capital              Stage
                                                            -------------    -------------   -----------------  ------------------
Balances at 4/16/86 (Date of inception)                                 0    $           0   $               0  $                0
   Issuance of common stock (restricted) at
     $.002 per share at 4/16/86                                 1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 9/12/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (Regulation S) at $.9796
     per share to acquire subsidiary at 6/28/96 (1)               100,000              100              97,860
   Issuance of common stock (Regulation S) at $8.73
     per share to retire debt of subsidiary at 6/28/96(2)          45,000               45             392,857
   Issuance of common stock (Regulation S) at $10.00
     per share to acquire subsidiary at 8/23/96 (3)               200,000              200           1,999,800
   Stock canceled (1)                                            (100,000)            (100)            (97,860)
   Stock canceled (2)                                             (45,000)             (45)           (392,857)
   Stock canceled (3)                                            (200,000)            (200)         (1,999,800)
   Net loss for year                                                                                                       (51,186)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/96                                            1,100,000            1,100              50,900             (53,186)
   Issuance of common stock to officer at $.05 per
     share to retire debt at 10/12/97                             100,000              100               4,900
   Net loss for year                                                                                                        (3,814)
                                                            -------------    -------------   -----------------  ------------------
Balances at 12/31/97                                            1,200,000            1,200              55,800             (57,000)
   Issuance of common stock to officer at $.05 per
     share to retire debt at 3/6/98                               125,000              125               6,125
   Net loss for period                                                                                                      (6,250)
                                                            -------------    -------------   -----------------  ------------------

Balances at 3/31/98                                             1,325,000    $       1,325   $          61,925  $          (63,250)
                                                            =============    =============   =================  ==================

                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended         Period from
                                                                                            March 31,            4/16/86 (date
                                                                                  ----------------------------   of inception)
                                                                                      1998            1997        to 3/31/98
                                                                                  -------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $      (6,250) $         (30) $      (63,250)
     Adjustments to reconcile net (loss) to net cash required by operating activities:
         Amortization                                                                         0              0              50
     Changes in assets and liabilities:
         Prepaid expenses                                                                     0         (1,500)              0
         Accounts payable                                                                     0              0               0
         Payable - officer                                                                    0          1,500               0
                                                                                  -------------  -------------  --------------
                                                                                              0              0              50
                                                                                  -------------  -------------  --------------

NET CASH REQUIRED BY OPERATING ACTIVITIES                                                (6,250)           (30)        (63,200)

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                                       0              0             (50)
                                                                                  -------------  -------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     0              0             (50)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sold                                                                           6,250              0          63,250
                                                                                  -------------  -------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     0              0          63,250
                                                                                  -------------  -------------  --------------

NET INCREASE (DECREASE) IN CASH                                                               0            (30)              0

CASH AT BEGINNING OF PERIOD                                                                   0             39               0
                                                                                  -------------  -------------  --------------

CASH AT END OF PERIOD                                                             $           0  $           9  $            0
                                                                                  =============  =============  ==============

                   NOTE TO UNAUDITED FINANCIAL STATEMENTS FOR
                            GREEN CAPITAL GROUP, INC.
                      (FORMERLY PACIFIC FOREST CORPORATION)



Note 1. Subsequent Event.
-------------------------

   Effective as of April 14, 1998,the Registrant acquired Green Capital N.V., a privately held Netherlands Antilles company, through an exchange of shares. The Registrant issued 11,925,000 shares of its restricted common stock to the sole shareholder of Green Capital N.V. for all issued and outstanding capital shares of Green Capital N.V. As a result of the acquisition, Green Capital N.V. became a wholly-owned subsidiary of the Registrant. In accordance with the terms of the agreement among the Registrant, Green Capital N.V., and the sole shareholder of Green Capital NV., the Registrant effected a 2.1 for 1 forward split of its issued and outstanding common stock prior to the acquisition. The Registrant also changed its name to Green Capital Group, Inc. and adopted a stock option plan. The sole officer and director of the Registrant resigned and the officer and directors of Green Capital N.V. became the officer and directors of the Registrant.