Form 10QSB
period 1998-06-30
GREEN CAPITAL GROUP INC
filed 1998-10-07
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  June 30, 1998
                                        --------------

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the transition period from  ____________ to ___________

Commission File Number  33-55254-14
                        -----------

                            GREEN CAPITAL GROUP, INC.
                            -------------------------
                      (FORMERLY PACIFIC FOREST CORPORATION)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                   87-0438451
---------------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation     (IRS Employer Identification Number)
         or organization)

2575 South Bayshore Drive, Unit 8B, Miami, FL                    33133
---------------------------------------------                  ----------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number, including area code  (305) 860-4475
                                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of October 1,1998
-------------------------------              --------------------------------
     CLASS A COMMON STOCK                              15,616,073 shares
     Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          Item 1. Financial Statements
--------------------------------------------------------------------------------


Financial Statements                                                        Page

Unaudited Consolidated Balance Sheet as of June 30, 1998                    F-1

Unaudited Consolidated Statement of Operations for the quarter ending
June 30, 1998 and 1997                                                      F-2

Unaudited Consolidated Statement of Cashflow for the quarter
ending June 30, 1998 and 1997                                               F-3

Notes to Consolidated Financial Statements                                  F-4


--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------


Results of Operations
---------------------

     The net revenues for the quarter ended June 30, 1998 are lower than for the comparative period in 1997 because of the additional marketing and selling expenses incurred during the quarter which included payments of sales commissions to certain agents. Additionally, the results of the quarter ended on June 30, 1998, are strongly influenced by a conservative policy of amortization of the goodwill and by the recognition of an implicit interest rate in the purchase of the Company's farms.

Liquidity and Capital Resources
-------------------------------

     Management believes that the shortage in the working capital shown in the balance sheet as of June 30, 1998 can be reversed as soon as newly implemented marketing strategies increase the cash flows from sales of teakwood contracts. These marketing strategies consist of the introduction to the market place of two new products and establishing strategic alliances with large finance companies to sell these products. The past and current cash flow shortage has resulted in the failure to make payments to Gambordela Enterprises which, at the end of the quarter, was in arrears by $60,565. The cash flow shortfall is directly attributable to a drop in sales in The Netherlands which was caused by the Company's disassociation with its former sales representatives during the quarter. Since early June, management has been establishing a new professional sales organization and identifying and developing contacts with banks and insurance companies in The Netherlands. As a result of these efforts, several new financial products are now being marketed by the Company in The Netherlands which has resulted in increased sales. Management believes that the increase in sales will enable the Company to pay all arrearages to Gambordela Enterprises before the end of the current calendar year although no assurances can be given.

     Additionally, the Company is making efforts to raise up to $1.5 million through the private offering of its restricted securities to non-U.S. citizens. It is anticipated that the proceeds of these offerings will be used for debt repayment, the acquisition of SFI (as described in Item 5) and working capital. No assurances are given that these offerings will be successful.

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


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
                            Item 5. Other Information
--------------------------------------------------------------------------------


     In July 1998, the Company signed a letter of intent with SFI Corporation, a Costa Rican public company involved in providing credit reporting and factoring services in Costa Rica, whereby the Company would acquire SFI. Both companies are currently conducting due diligence. No assurances are given that the acquisition will be consummated.

--------------------------------------------------------------------------------
                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------


(a) The following exhibits are included in this filing:

    27  Financial Data Schedule

(b) Reports on Form 8-K:

     An amendment to a Current Report on Form 8-K providing certain proforma and other financial statements relating to the acquisition of Green Capital N.V. and subsidiaries by the Company was filed with the Commission on September 8, 1998 and amended on September 28, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             GREEN CAPITAL GROUP, INC.

Dated :   October 5, 1998                    By:_____________________________
                                                Oscar S. Christian, President

                   GREEN CAPITAL GROUP, INC. AND SUBSIDIARIES
                      (FORMERLY PACIFIC FOREST CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                       (amounts expressed in U.S. Dollars)
                                   (UNAUDITED)

                                                                                                  As of
                                                                                              June 30, 1998
                                                                                          ----------------------
                               ASSETS
Current assets:
  Cash on hand and in banks                                                                    $         165,731
  Accounts receivable                                                                                    918,226
  Receivable from stockholder                                                                             58,878
  Other assets                                                                                           158,489
                                                                                          ----------------------
          Total current assets                                                                         1,301,324

Property, machinery and equipment, net                                                                 8,001,439
Plantations under development                                                                          5,268,275
Other assets                                                                                           1,409,666
                                                                                          ----------------------
          Total assets                                                                         $      15,980,704
                                                                                          ======================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                $         380,000
  Current portion of long term-debt                                                                      694,487
  Accounts payable to suppliers                                                                          200,862
  Payable to stockholder                                                                                  38,159
  Provision for future plantations' maintenance costs                                                    181,337
  Accrued expenses and others liabilities                                                                152,675
                                                                                          ----------------------
          Total current liabilities                                                                    1,647,520

Long term-debt                                                                                         9,056,657
Provision for future plantations' maintenance costs                                                      596,360
Other liabilities                                                                                         47,171
                                                                                          ----------------------
          Total liabilities                                                                           11,347,708

Stockholders' equity:
  Capital stock                                                                                            7,325
  Contributions for future capital increases                                                           4,200,000
  Additional capital contributions                                                                       278,322
  Retained earnings                                                                                       78,063
  Currency translation adjustment                                                                         69,286
                                                                                          ----------------------
          Total stockholders' equity                                                                   4,632,996
                                                                                          ----------------------
               Total liabilities and stockholders' equity                                        $    15,980,704
                                                                                          ======================

                   GREEN CAPITAL GROUP, INC. AND SUBSIDIARIES
                      (FORMERLY PACIFIC FOREST CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (amounts expressed in U.S. Dollars)
                                   (UNAUDITED)



                                                       For the six         For the three       For the six        For the three
                                                      month period         month period       month period         month period
                                                          ended                ended              ended               ended
                                                      June 30, 1998        June 30, 1998      June 30, 1997       June 30, 1997
                                                   -------------------   ------------------  -----------------  ------------------
Income from sales of teakwood contracts                  $   1,349,987          $   571,070      $   1,064,725         $   508,500

Operating expenses and costs:
   Maintenance costs of teakwood plantations                   317,274               58,737            310,532             145,473
   Marketing and selling                                       201,201              194,539             60,994              36,532
   General and administrative                                  526,615              282,156            301,726             174,999
                                                   -------------------   ------------------  -----------------  ------------------
      Total operating expenses and costs                     1,045,090              535,432            673,252             357,004
                                                   -------------------   ------------------  -----------------  ------------------
      Operating profit                                     $   304,897           $   35,638        $   391,473         $   151,496

Financial expenses                                             326,480              326,480
Amortization of goodwill                                       216,061              174,640              1,308                 654
Other expenses, net                                             36,391               12,457             12,241               1,446
                                                   -------------------   ------------------  -----------------  ------------------
      Net profit for the period                               (274,035)            (477,939)           377,924             149,396
      Retained earnings at the beginning of the                370,598              574,502            246,743             475,271
       period
      Adjustment to previous periods                           (18,500)             (18,500)
                                                   -------------------   ------------------  -----------------  ------------------
      Retained earnings at the end of the period        $       78,063         $     78,063      $     624,667       $     624,667
                                                   ===================   ==================  =================  ==================


                   GREEN CAPITAL GROUP, INC. AND SUBSIDIARIES
                      (FORMERLY PACIFIC FOREST CORPORATION)
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                       (amounts expressed in U.S. Dollars)
                                   (UNAUDITED)

                                                           For the six        For the three       For the six        For the three
                                                           month period       month period        month period        month period
                                                              ended               ended              ended               ended
                                                          June 30, 1998       June 30, 1998      June 30, 1997       June 30, 1997
                                                          ----------------  -----------------   ----------------   -----------------
Cashflow of the operating activities
   Net profit of the period                                 $    (274,035)     $    (477,939)     $      377,924     $      149,396

   Adjustments to reconcile net profit of the period to
     net cash provided by
   operating activities:
    Depreciation                                                   10,085              5,044              10,088              5,044
    Financial Expenses                                            326,480            326,480
    Goodwill amortization                                         216,061            174,640              (1,308)              (654)
    Exchange of units                                            (271,850)          (271,850)
    Provision for future plantations' maintenance costs           196,250             18,436             179,438             89,719
        Allowance for doubtful receivables                              -                  -                   -                  -
    Increase in assets:
        Accounts receivable                                       (74,726)           368,674            (562,208)          (373,406)
        Other assets                                              (43,961)           (35,389)             (4,490)                33
    Increase (decrease) in liabilities:
        Accounts payable                                          101,144             (3,924)
        Maintenance costs charged to the provision               (101,503)           (60,564)
        Payable to stockholder                                     38,159                  -                   -                  -
        Accrued expenses and other liabilities                     56,890             50,011             (35,192)           (54,286)
                                                         ----------------  -----------------   -----------------  -----------------
            Total adjustments                                     453,029            571,558            (413,672)          (333,550)
                                                         ----------------  -----------------   -----------------  -----------------
Net cash provided (used) by operating activities                  178,994             93,619             (35,748)          (184,154)
                                                         ----------------  -----------------   -----------------  -----------------

Cashflow of the investing activities:
        Disposition of fixed assets                                 1,328              1,326               4,561                  -
        Acquisition of fixed assets                                (1,338)                 -                (640)              (640)
                                                         ----------------  -----------------   -----------------  -----------------
Net cash used (provided) by investing activities                      (10)             1,326               3,921               (640)
                                                         ----------------  -----------------   -----------------  -----------------

Cashflows of the financing activities:
        Payment of interest                                       (50,048)
        Notes payable                                              (4,991)
        Capital stock                                               6,250
                                                         ----------------  -----------------   -----------------  -----------------
Net cash provided (used) by financing activities                  (48,789)                 -                   -                  -
                                                         ----------------  -----------------   -----------------  -----------------

Net increase (decrease) in cash and cash equivalent               130,195             94,945             (31,827)          (184,794)
Cash on hand and in banks at beginning of period                   30,486             67,655             112,666            268,879
Effect of currency translation adjustments                          5,050              3,131               9,143              5,897
                                                         ----------------  -----------------   -----------------  -----------------
Cash on hand and in banks at end of period                   $    165,731      $     165,731        $     89,982       $     89,982
                                                         ================  =================   =================  =================


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (amounts expressed in US dollars)

1.   Domicile, Activities, Accounting Records, and Currency:
     ------------------------------------------------------

     Green Capital Group, Inc. (the parent company) is domiciled in Nevada. The subsidiary, Green Capital N.V. (the holding company) is domiciled in Curacao, as well as it subsidiary Green Capital Management (Capital Management), which is the parent company of Promociones Capital Verde S.A. and Bosque Teca Verde S.A. (BTV). The subsidiary, Green Capital Netherlands, is domiciled in The Netherlands. The subsidiary El Reino de Papa Juan S.A. is domiciled in the Republic of Costa Rica. Promociones Capital Verde S.A. as well as its wholly owned subsidiary Reforestadora Capital Verde S.A. are domiciled in Costa Rica. Bosque Teca Verde (BTV) is domiciled in The Netherlands. All the companies are referred herein as the Company. Their main line of business is the development of teakwood plantations and the sale of teakwood contracts, for which they count with 297 hectares planted of teakwood out of a total of 1,508 suitable for such purpose. The holding company and its subsidiary, Green Capital Management, as well as BTV, keep their accounting records in US dollars. The subsidiary, Green Capital Netherlands, keeps its accounting records in Dutch guilders. The other companies keep their accounting records in colones ((cent)), the official currency of Costa Rica.

2.   Principal Accounting Policies:
     -----------------------------

     Principal accounting policies followed by the Company are in conformity with accounting principles generally accepted in the United States of
     America:

     Consolidation:

     The consolidated financial statements include the accounts of Green Capital N.V. and its wholly owned subsidiaries, as well as those of the other companies mentioned in note 1. All significant intercompany balance transactions have been eliminated in consolidation. Financial statements of subsidiaries domiciled in Costa Rica were consolidated as of March 31, of each year.

     Translation of the Financial Statements into US Dollars:

     The financial statements of El Reino de Papa Juan S.A., Promociones Capital Verde S.A. and Reforestadora Capital Verde S.A., have been translated into US dollars on the basis of the Costa Rican colon as the functional currency, as follows:

     a. Monetary and non-monetary assets and liabilities, at the exchange rate in force at the end of the period.

     b. Equity accounts, at the historical exchange rates.

     c. The adjustment resulting from translation is included as part of the stockholders' equity, in an account denominated "Currency translation adjustment".

     Property, Machinery and Equipment:

     These are recorded at cost. Repairs that do not extend useful life of assets are charged to the results of the period. Depreciation is recorded at the rates required to amortize the cost over their estimated useful life (10 years for vehicles, machinery, furniture and office equipment, between 12 and 50 years for buildings and similar ones), using the straight-line method. Depreciation expense is charged to the results of the period.

     Plantations Under Development:

     Teakwood

     Costs related with sowing and maintenance of teakwood plantations sold are estimated (as to the moment of harvest) and directly registered as part of the results of the period in which the sale of units is made. The Company begins plantation only until teakwood contracts are sold. Provision for future plantations' maintenance cost is reviewed and adjusted periodically based on current conditions and technicians' opinion.

     Secondary Forest

     Timber trees' plantations other than teakwood, acquired as product of the purchase of the operative lands, are registered at cost.

     Goodwill:

     Since it is related mostly with lands acquired for teakwood plantation, it is amortized during a period no greater than 40 years and according to selling of teakwood contracts, calculated with basis on the hectares available for teakwood plantations during such period.

     Sale of Teakwood Contracts:

     Income from the sale of teakwood contracts is recognized when the contract is signed (note 12)

     Employees' Legal Benefits:

     These are recognized when the payment is made.