Form 10QSB
period 1998-09-30
GREEN CAPITAL GROUP INC
filed 1998-11-30
CIK 866678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended       September 30, 1998
                                           ------------------------------

                                                     OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _____________ to ______________

Commission File Number   33-55254-14
                         -----------

                            GREEN CAPITAL GROUP, INC.
                            -------------------------
                      (FORMERLY PACIFIC FOREST CORPORATION)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                       87-0438451
                  ------                                       ----------
(State or other jurisdiction of incorporation         (IRS Employer Identification Number)
         or organization)

2575 South Bayshore Drive, Unit 8B, Miami, FL                      33133
---------------------------------------------                      -----
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code  (305) 860-4475

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding as of November 20,1998
           -----                      ----------------------------------
     CLASS A COMMON STOCK                     16,335,593 shares
     Par Value $0.001

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          Item 1. Financial Statements
--------------------------------------------------------------------------------


Financial Statements                                                        Page

Unaudited Consolidated Balance Sheet as of September 30, 1998                F-1

Unaudited Consolidated Statement of Operations for the quarter ending
September 30, 1998 and 1997                                                  F-2

Unaudited Consolidated Statement of Cashflow for the quarter
ending September 30, 1998 and 1997                                           F-3

Statements of Changes in Stockholders' Equity (Deficit)                      F-4

Notes to Consolidated Financial Statements                                   F-5



--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

     The net revenues for the quarter ended September 30, 1998 are lower than for the comparative period in 1997 due to a decrease in teakwood sales as further described in the following paragraph, and the additional marketing and selling expenses incurred during the quarter. Additionally, the results of the quarter ended on September 30, 1998, are strongly influenced by a conservative policy of amortization of the goodwill and by the recognition of an implicit interest rate in the purchase of the Registrant's farms.

Liquidity and Capital Resources
-------------------------------

     Management believes that the shortfall in working capital shown in the balance sheet as of September 30, 1998 can be reversed as soon as new marketing strategies implemented in the previous quarter increase the cash flows from sales. The cash flow shortfall is directly attributable to a drop in sales in The Netherlands which was caused by the Registrant's disassociation with its former sales representatives in the previous quarter. The lack of sufficient cash flow has been responsible for the failure to pay certain contractual obligations to Gambordela Enterprises. Since early June, management has been establishing a new professional sales organization and identifying and developing contacts with banks and insurance companies in The Netherlands. As a result of these efforts, several new financial products are being marketed by the Registrant in The Netherlands which has resulted in increased sales. Management believes that the increase in sales will enable the Registrant to pay all arrearages to Gambordela Enterprises before the end of the current calendar year although no assurances can be given.

     Additionally, the Registrant to date has raised $235,000 of an anticipated $1.5 million through the private offering of its restricted securities to non-U.S. citizens. Proceeds thus far have been used for debt repayment and working capital. It is anticipated that additional funds raised, if any, will be used to acquire SFI (as described in Item 5.) and to finance new projects; however, no assurances are given that these offerings will be successful and that the necessary funds will be raised.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
                            Item 5. Other Information
--------------------------------------------------------------------------------

     In July 1998, the Company signed a letter of intent with SFI Corporation, a Costa Rican public company involved in providing credit reporting and factoring services in Costa Rica, whereby the Company would acquire SFI. Both companies are currently completing due diligence. No assurances are given that the acquisition will be consummated.

--------------------------------------------------------------------------------
                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a) The following exhibits are included in this filing:

     27  Financial Data Schedule

(b) Reports on Form 8-K:

     A Current Report on Form 8-K relating to the Registrant's change of certifying accountants was filed with the Commission on November 16, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              GREEN CAPITAL GROUP, INC.



Dated:  November 25, 1998                     By: /s/ Oscar S. Christian
                                                  ------------------------------
                                                  Oscar S. Christian, President

                   GREEN CAPITAL GROUP, INC. AND SUBSIDIARIES
                      (FORMERLY PACIFIC FOREST CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                       (amounts expressed in U.S. Dollars)
                                   (UNAUDITED)

                                                                                                       As of
                                                                                               September 30, 1998
                                                                                              -------------------
                               ASSETS
Current assets:
  Cash on hand and in banks                                                                     $          64,215
  Accounts receivable                                                                                     827,876
  Receivable from stockholder                                                                              97,989
  Other assets                                                                                             11,983
                                                                                                -----------------
          Total current assets                                                                          1,002,063
Property, machinery and equipment, net                                                                  8,009,810
Plantations under development                                                                           5,289,025
Other assets                                                                                            2,104,035
                                                                                                -----------------
          Total assets                                                                          $      16,404,933
                                                                                                =================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                                           381,108
  Current portion of long-term debt                                                                       694,487
  Accounts payable to suppliers                                                                           288,863
  Payable to stockholder                                                                                   38,159
  Provision for future plantations' maintenance costs                                                     176,102
  Accrued expenses and others liabilities                                                                 141,534
                                                                                                -----------------
          Total current liabilities                                                                     1,720,253

Long-term debt                                                                                          9,131,546
Provision for future plantations' maintenance costs                                                       690,953
Other liabilities                                                                                          84,634
                                                                                                -----------------
          Total liabilities                                                                            11,627,386

Stockholders' equity:
  Capital stock                                                                                            15,616
  Additional capital contributions                                                                      5,789,771
  Retained earnings                                                                                   (1,099,732)
  Currency translation adjustment                                                                          71,892
                                                                                                -----------------
          Total stockholders' equity                                                                    4,777,547
                                                                                                -----------------
               Total liabilities and stockholders' equity                                         $    16,404,933
                                                                                                =================

                                           (FORMERLY PACIFIC FOREST CORPORATION)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (amounts expressed in U.S. Dollars)
                                                        (UNAUDITED)

                                                   For the nine      For the three           For the nine           For the three
                                                   month period       month period           month period            month period
                                                      ended              ended                   ended                  ended
                                                  September 30,      September 30,           September 30,          September 30,
                                                       1998               1998                   1997                    1997
                                                 ---------------- --------------------    -------------------     ---------------
Income from sales of teakwood contracts           $   1,564,277        $   214,290          $   1,971,832            $   720,844

Operating expenses and costs:
   Maintenance costs of teakwood plantations            493,126            175,852                526,532                175,510
   Marketing and selling                                403,223            202,022                103,195                 34,398
   General and administrative                           812,654            286,039                508,021                169,340
                                                ---------------   ----------------    -------------------     ------------------
      Total operating expenses and costs              1,709,003            663,913              1,137,748                379,248
                                                ---------------   ----------------    -------------------     ------------------
      Operating profit (loss)                     $    (144,726)       $  (449,623)         $     834,084            $   341,596

Financial expenses                                    1,009,901            683,421
Amortization of goodwill                                227,136             11,075                  5,886                    654
Other expenses, net                                      70,067             33,676                109,332
                                                ---------------   ----------------    -------------------     ------------------
      Net profit (loss) for the period            $  (1,451,830)       $(1,177,795)         $     718,866            $   340,942
      Retained earnings at the beginning of the         370,598             78,063                246,743                624,667
          period
      Adjustment to previous periods                    (18,500)
                                                ---------------   ----------------    -------------------     ------------------
      Retained earnings at the end of the         $  (1,099,732)       $(1,099,732)         $     965,609            $   965,609
           period
                                                ===============   ================    ===================     ==================

                                       F-2

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


                                                  For the nine          For the three       For the nine month       For the three
                                                  month period           month period             period             month period
                                                      ended                 ended                  ended                 ended
                                               September 30, 1998     September 30, 1998    September 30, 1997    September 30, 1997
                                               --------------------  --------------------- --------------------- -------------------
Cash flow of the operating activities
   Net profit (loss) of the period              $     (1,451,830)    $     (1,177,795)      $     718,866           $      340,942

    Adjustments to reconcile net profit
      of the period to net cash provided by
      operating activities:
    Depreciation                                           15,128                5,043             15,132                    5,044
    Financial expenses                                    401,369               74,889
    Capitalized promotion expenses                        522,328              522,328
    Goodwill amortization                                 227,136               11,075             (5,886)                  (4,578)
    Exchange of units                                    (292,600)             (20,750)
    Provision for future plantations'                     350,413              154,163            269,157                   89,719
         maintenance costs
    Allowance for doubtful receivables                          -                    -                  -                        -
    Increase in assets:
        Accounts receivable                               (23,487)              51,239           (943,253)                (381,045)
        Other assets                                      102,545              146,506             (6,542)                  (2,052)
    Increase (decrease) in liabilities:
        Accounts payable                                  189,145               88,001
    Maintenance costs charged to the                     (166,308)             (64,805)
       provision
        Payable to stockholder                             38,159                    -                  -                        -
        Accrued expenses and other liabilities             83,212               26,322            (73,250)                 (38,058)
                                                -----------------  -------------------    ---------------    ---------------------
            Total adjustments                           1,447,040              994,011           (744,642)                (330,970)
                                                -----------------  -------------------    ---------------    ---------------------
Net cash provided (used) by operating activities           (4,790)            (183,784)           (25,776)                   9,972
                                                -----------------  -------------------    ---------------    ---------------------

Cashflow of the investing activities:
        Disposition of fixed assets                         1,328                                   4,561                        -
        Acquisition of fixed assets                       (16,289)             (14,951)              (640)                       -
                                                -----------------  -------------------    ---------------    ---------------------
Net cash used (provided) by investing activities          (14,961)             (14,951)             3,921                        -
                                                -----------------  -------------------    ---------------    ---------------------

Cashflows of the financing activities:
        Payment of interest                               (50,048)
        Notes payable                                      (3,883)               1,108
        Capital stock                                      99,755               93,505
                                                -----------------  -------------------    ---------------    ---------------------
Net cash provided (used) by financing                      45,824               94,613                  -                        -
activities equivalent
                                                -----------------  -------------------    ---------------    ---------------------

Net increase (decrease) in cash and cash                   26,073             (104,122)           (21,855)                   9,972
     equivalent
Cash on hand and in banks at beginning                     30,486              165,731            112,666                   89,982
     of period
Effect of currency translation adjustments                  7,656                2,606             12,154                    3,011
                                               ------------------  -------------------   ----------------    ---------------------
Cash on hand and in banks at end of period            $    64,215         $     64,215      $     102,965            $     102,965
                                               ==================  ===================   ================    =====================



                                                      GREEN CAPITAL GROUP INC.
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)
                                                            ------------

                                                            Common Stock
                                                           Par Value $0.001
                                                 -------------------------------------   ---------------------    -----------------
                                                                                         Additional Paid-in           Deficit
                                                  Shares                 Amount                capital              Accumulated
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 4/16/86 (Date of Inception)                 $    0                 $     0                 $     0              $     0
   Issuance of common stock (restricted)
      at $0.002 per share at 4/16/86                 1,000,000                   1,000                   1,000
     Net (loss) for period                                                                                                   (1,950)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/86                                 1,000,000                   1,000                   1,000               (1,950)
Net (loss) for year                                                                                                             (10)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/87                                 1,000,000                   1,000                   1,000               (1,960)
    Net (loss) for year                                                                                                         (10)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/88                                 1,000,000                   1,000                   1,000               (1,970)
    Net (loss) for year                                                                                                         (10)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/89                                 1,000,000                   1,000                   1,000               (1,980)
    Net (loss) for year                                                                                                         (10)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/90                                 1,000,000                   1,000                   1,000               (1,990)
    Net (loss) for year                                                                                                         (10)
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/91                                 1,000,000                   1,000                   1,000               (2,000)
    Net (loss) income for year                                                                                                    0
Balances at 12/31/92                                 1,000,000                   1,000                   1,000               (2,000)
    Net (loss) income for year                                                                                                    0
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/93                                 1,000,000                   1,000                   1,000               (2,000)
    Net (loss) income for year                                                                                                    0
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/94                                 1,000,000                   1,000                   1,000               (2,000)
    Issuance of common stock (restricted)
    at $0.50 per share at 9/12/95                      100,000                     100                  49,000
    Net (loss)income for year                                                                                                     0
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/95                                 1,100,000                   1,100                  50,000               (2,000)
    Issuance of common stock (Regulation S)
    at $0.9796 per share to acquire
    subsidiary at 6/28/96(1).                          100,000                     100                  97,860

    Issuance of common stock (Regulation S)
    at $8.73 per share to retire debt of
    subsidiary at 6/28/96(2).                           45,000                      45                 392,857
    Issuance of common stock (Regulation S)
    at $10.00 per share to acquire
    subsidiary at 8/23/96(3).                          200,000                     200               1,999,800
    Stock canceled (1)                                (100,000)                   (100)                (97,860)
     Stock canceled (2)                                (45,000)                    (45)               (392,857)
     Stock canceled (3)                               (200,000)                   (200)             (1,999,800)
    Net earnings for year                                                                                                   248,743
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/96                                 1,100,000                   1,100                  50,000              246,743
    Issuance of common stock                           100,000                     100                   4,900
    Additional paid in capital                                                                         216,397
    Net earnings for year                                                                                                   123,855
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 12/31/97                                 1,200,000                   1,200                 272,197              370,598
    Issuance of common stock                           125,000                     125                   6,125
    Net earnings for quarter                                                                                                203,904
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 3/31/98                                  1,325,000                   1,325                 278,322              574,502
    Net (loss) for quarter                                                                                                 (496,439)
    Capitalization of liabilities                                                                    4,200,000
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 6/30/98                                  1,325,000                   1,325               4,478,322               78,063
    Net (loss) for quarter                                                                                               (1,177,795)
    Issuance of common stock                        14,291,073                  14,291               1,311,449
                                                 -------------     -------------------   ---------------------    -----------------
Balances at 9/30/98                                 15,616,073                  15,616               5,789,771           (1,099,732)
                                                 =============     ===================   =====================    =================

                                       F-4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (amounts expressed in US dollars)

1.       Domicile, Activities, Accounting Records, and Currency:
         ------------------------------------------------------

         Green Capital Group, Inc. (the parent company) is domiciled in Nevada. The subsidiary, Green Capital N.V. (the holding company) is domiciled in Curacao, as well as it subsidiary, Green Capital Management (Capital Management), which is the parent company of Promociones Capital Verde S.A. and Bosque Teca Verde S.A. (BTV). The subsidiary, Green Capital Netherlands, is domiciled in The Netherlands. The subsidiary El Reino de Papa Juan S.A. is domiciled in the Republic of Costa Rica. Promociones Capital Verde S.A. as well as its wholly owned subsidiary, Reforestadora Capital Verde S.A., are domiciled in Costa Rica. Bosque Teca Verde (BTV) is domiciled in The Netherlands. All the companies are referred herein as the Company. Their main line of business is the development of teakwood plantations and the sale of teakwood contracts, for which they count with 297 hectares planted of teakwood out of a total of 1,508 suitable for such purpose. The holding company and its subsidiary, Green Capital Management, as well as BTV, keep their accounting records in US dollars. The subsidiary, Green Capital Netherlands, keeps its accounting records in Dutch guilders. The other companies keep their accounting records in colones ((cent)), the official currency of Costa Rica.

2.       Summary of Acquisition:
         ----------------------

         Effective as of April 14, 1998, the Company acquired all of the outstanding capital stock of Green Capital N.V. (the "Acquisition"). Upon consummation of the Acquisition, the sole Green Capital N.V. stockholder beneficially owned approximately 90% of the voting securities of the Company. The source of the consideration used in the Acquisition were the shares of Green Capital N.V. stock owned prior to the Acquisition by the sole stockholder that were acquired by the Company upon consummation of the Acquisition in exchange for the common stock issued by the Company.

         The transaction between the Company and Green Capital N.V. is a reverse acquisition and has been treated as a recapitalization of Green Capital N.V. Accordingly, the accumulated deficit during the development stage of the Company has been eliminated.

3.       Principal Accounting Policies:
         -----------------------------

         Principal accounting policies followed by the Company are in conformity with accounting principles generally accepted in the United States of
         America:

         Consolidation:

         The consolidated financial statements include the accounts of Green Capital N.V. and its wholly owned subsidiaries, as well as those of the other companies mentioned in note 1. All significant intercompany balance transactions have been eliminated in consolidation. Financial statements of subsidiaries domiciled in Costa Rica were consolidated as of June 30, of each year.

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

         The acquisition of Green Capital N.V. by the Company generated a positive goodwill of $703,907 which is being amortized by the Company over a 40-year period.

         Sale of Teakwood Contracts:

         Income from the sale of teakwood contracts is recognized when the contract is signed.

         Employees' Legal Benefits:

         These are recognized when the payment is made.